Form 10-K
period 1994-12-31
MINUTEMAN INTERNATIONAL INC
filed 1995-03-17
CIK 810876

                                  FORM 10 - K

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

            -------------------------------------------------------




(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                          -----------------------------------------------------

COMMISSION FILE NUMBER    0-15582
                        -------------------------------------------------------

                         MINUTEMAN INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS ARTICLES OF INCORPORATION)


             ILLINOIS                                                   36-226931
- ----------------------------------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)


111 SOUTH ROHLWING ROAD, ADDISON, ILLINOIS                          60101
- ----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  708-627-6900
                                                    ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value
- -------------------------------------------------------------------------------
                              TITLE OF EACH CLASS)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   Yes        No
                                          ----       ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

             The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995:

Common stock, no par value, $6,546,000
- -------------------------------------------------------------------------------

             The number of shares outstanding of the issuer's class of common stock as of March 1, 1995:

Common stock, no par value,  3,568,385 shares
- -------------------------------------------------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Annual Report for the year ended December 31, 1994, are incorporated by reference into Parts I and II.

             Portions of the Proxy Statement for the Annual Shareholders Meeting to be held April 21, 1995, are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

General Development of Business

Minuteman International, Inc. an Illinois corporation incorporated in 1951 as American Cleaning Equipment Corporation, manufactures and distributes one of the most complete lines of commercial and industrial vacuums, floor and carpet care, chemical cleaning and coating products and complementary accessories in the United States and Canada. Its products are exported to countries around the world.

At the Annual Shareholders' Meeting on April 15, 1994, the Company changed its corporate name from Hako Minuteman, Inc. to Minuteman International, Inc. to generate better corporate recognition in the industry and better facilitate the Company's expansive product and service lines worldwide.

Products

The Company's product line consists of hard surface floor care equipment, carpet care and maintenance products, sweepers, scrubbers, commercial and industrial specialized vacuums, and complementary accessories. Included in the specialized vacuum area are the hazardous location/explosive environment vacuums and the clean/room nuclear vacuums.

Multi-Clean, the chemical division of Minuteman International, Inc. formulates, manufactures and distributes over 65 chemical cleaning and floor coating products including multi-surface cleaners and degreasers, finishes and waxes, carpet care products, concrete and wood coatings and finishes, plus a full array of specialized chemicals.

Parker Sweeper Company, acquired in 1992, manufactures a full line of litter vacuums as well as an extensive array of lawn and turf debris handling equipment. Effective December 30, 1994, Parker Sweeper Company, formerly a wholly-owned subsidiary, was merged into the Company.

Additional information pertaining to new products is incorporated herein by reference on pages 5 through 13 of the 1994 Annual Report for the year ended December 31, 1994.

Marketing and Distribution

The Company manufacturers and distributes its products throughout the world. The distribution process in the United States is primarily through the more than 300 active dealers and its two sales branches. The Company distributes its products in Canada through Minuteman Canada, Inc. a wholly-owned subsidiary. The Company sells its products to Hako-Werke subsidiaries in Japan, Australia and certain European countries. Export of other products is conducted through the headquarter office in Addison, Illinois. Sales to affiliated and unaffiliated customers in foreign countries aggregated to $9,037,000, $8,518,000 and $6,630,000 in 1994,
1993 and 1992, respectively. The Company's equipment is sold under Minuteman International, Minuteman and Parker Sweeper trade names. The chemical cleaning and coating products are manufactured by Minuteman International, Inc. and sold under Multi-Clean trade name. Substantially all of the Company's commercial equipment is manufactured at its Illinois production facilities in Addison and Hampshire. All of the Company's industrial equipment is imported from Germany. All of the Company's chemical cleaning and coating products are produced at its Shoreview, Minnesota facility.

The manufacture, production and demand for the Company's products and services are not considered to be seasonal in nature. No part of the Company business depends on any one single customer, the loss of which would adversely affect the Company. The Company does not believe any material portion of its business to be subject to renegotiation of profits or termination of contracts at the election of the Government.

Raw Materials

The Company purchases castings, electric motors, cord sets, switches, brushes, wheels, injection molded plastics, sheet steel, paint pigment, chemicals and other raw materials from a number of suppliers. The Company considers its ability to obtain raw materials and supplies to be readily available. It does not believe that the loss of any supplier would adversely affect the Company's business.

Competition

Minuteman International, Inc. competes with many regional, national and international manufacturers throughout the industry. These competitive markets include industrial and plant maintenance, sanitation supply, critical filter, floor coating and chemical fields. The principal competitive factors within each of these markets are product quality, reliability, service and fair price. The Company believes it will continue to compete effectively in the marketplace and continue its sales growth in the future.

Patents and Trademarks

Currently, the Company has 26 United States and 13 international patents. Although the Company generally seeks to obtain patents where appropriate, it does not consider the successful conduct of its business in general to be dependent on any of its patents or patent applications. By agreement dated March 1, 1994, with Hako-Werke, the Company agreed to discontinue the use of the "Hako" trademark on any products intended for sale in any country. It was further agreed that the Company and Hako-Werke would be free to market and distribute each of their products throughout the world, however, Hako-Werke would not export products bearing the trademark "Hako" into North America before April 30, 1996.

Minuteman International, Inc. is owner of the United States and Canadian registrations for the Multi-Clean and Parker Sweeper trade names. The Minuteman trademark is registered in the United States and Canada. The Parker trademark is registered in the United States and Canada.

Working Capital

The Company had working capital of 17.2 Million at December 31, 1994. Cash, cash equivalents and short term investments represented 18.5% of the working capital which when not in use, is invested in bank certificates of deposit, Eurodollar certificate investments, a managed portfolio of high quality, variable rate notes and tax exempt seven day bonds.

Backlog

The Company's backlog of orders was approximately $3.0 Million at December 31, 1994, as compared with approximately $2.0 Million at December 31, 1993. The Company anticipates that substantially all of the 1994 backlog will be delivered during 1995. In the opinion of Management, fluctuations in the amount of its backlog are not necessarily indicative of intermediate or long-term trends in the Company's business.

Research and Development

The Company expended approximately $861,000, $749,000 and $701,000 in research and development activities during 1994, 1993 and 1992 respectively.

Employees

The Company has 236 full time employees. The facilities in Addison, Illinois and Shoreview, Minnesota, have approximately 105 hourly paid employees who are covered by local collective bargaining agreements. These agreements expire in May 1995 and October 1995, respectively. The Company believes that the current employee relations are excellent. The Company plans to hire additional employees during 1995 as are justified by the needs of the business.

Environmental Matters

The Company's operations are subject to various federal, state and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components. The Company believes that it is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection are not expected to be material in amount for 1995 or thereafter.

Item 2.  PROPERTIES

The Company owns or leases the following properties in its operations:

                                                                                                      Owned
Location                         Size   (sq. ft.)                  Use                           or  Leased
- -----------------------------------------------------------------------------------------------------------
Addison, IL                     112,230    (Bldg.)        Office, manufacturing
                                254,300    (Land)         Warehouse, sales, service                 Owned

Villa Park, IL                    6,135    (Bldg.)        Warehouse, sales service                  Leased

Hampshire, IL                    50,000    (Bldg.)        Manufacturing, warehouse                  Owned
                                871,200    (Land)                                                   Owned

St. Paul, MN                     51,350    (Land)         Vacant Land                               Owned

Shoreview, MN                    34,952    (Bldg.)        Office, manufacturing,
                                133,830    (Land)         Warehouse, sales, service                 Owned

Glendale, CA                      7,320    (Bldg.)        Warehouse, sales, service
                                 15,000    (Land)                                                   Owned

Dollard Des Ormeaux, Quebec
                                  9,000    (Bldg.)        Warehouse, sales, service                 Leased

Mississauga, Ontario
                                  5,120    (Bldg.)        Warehouse, sales, service                 Leased

Approximately 90% of the Company's Addison and Hampshire, Illinois facilities and 85% of the Company's Shoreview, Minnesota facility are devoted to manufacturing.

In October, 1993, the Company purchased 20 acres of vacant land in Hampshire, Illinois. In July of 1994, a 50,000 square foot facility was completed and was fully operational in December 1994 when manufacturing of Parker Sweeper products were relocated from the former Springfield, Ohio location. With the acquisition of this property, the Company anticipates expanding the services currently provided.

The Villa Park, Illinois lease term expires December 31, 1995. The Dollard des Ormeaux, Quebec lease term was renewed through December 31, 1997. The Mississauga, Ontario lease term expires on January 31, 1998. The Company believes that failure to obtain the renewal of any lease would not have a material adverse effect on its business.

During 1994 the Company sold a portion of the St. Paul manufacturing facility and recognized a gain on the sale. The Company has listed the remainder of this facility for sale and does not anticipate that a loss will result upon its disposition.

Item 3.   LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business. The outcome of these matters will not, in the opinion of Management, have a material adverse effect on the business or financial condition of the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1994, the Company did not submit any matter to a vote of shareholders through the solicitation of proxies or otherwise.

Part II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Common stock market prices and dividends on page 21 of the Annual Report for the year ended December 31, 1994, are incorporated herein by reference.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The Selected Consolidated Financial Data on page 22 and the Notes to Consolidated Financial Statements on pages 19 through 21 of the Annual Report for the year ended December 31, 1994, are incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Annual Report for the year ended December 31, 1994, are incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements included on pages 16 through 18 and the Notes to Consolidated Financial Statements on pages 19 through 21 of the Annual Report for the year ended December 31, 1994, are incorporated herein by reference.

Quarterly Results of Operations on page 21 of the Annual Report for the year ended December 31, 1994, is incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's auditors on accounting and financial disclosure.

Part III

Item 10.  DIRECTORS AND OFFICERS OF THE COMPANY

The information contained on pages 2 through 4 of Minuteman International, Inc.'s Proxy Statement dated March 15, 1995, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

Item 11.  EXECUTIVE COMPENSATION

The information contained on pages 5 and 6 of Minuteman International Inc.'s Proxy Statement dated March 15, 1995, with respect to Executive Compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The information contained on page 2 of Minuteman International Inc.'s Proxy Statement dated March 15, 1995, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 2 through 7 of Minuteman International Inc.'s Proxy Statement dated March 15, 1995, with respect to certain relationships and related transactions, are incorporated herein by reference in response to this item.

Part IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND
          REPORTS ON FORM 8-K

(a) (1. and 2.)  Financial Statements

          The financial statements listed in the accompanying index to financial statements are filed herewith.

(a) (3) and (c) Exhibits

                The Exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the financial statements and immediately precedes the exhibits filed.

(b)       Reports on Form 8-K

          No Reports on Form 8-K were filed in the fourth quarter of 1994;

(d)       Financial Statement Schedule

          The financial statement schedule listed in the accompanying index to financial statements is filed herewith.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Minuteman International, Inc.
                                           -----------------------------
                                                   (Registrant)


Date:  March 15, 1995                By:  /s/ JEROME E. RAU
                                          ------------------------------
                                          Jerome E. Rau, President and
                                          Chief Executive Officer


                                     By:  /s/ THOMAS J. NOLAN
                                          ------------------------------
                                          Thomas J. Nolan,
                                          Chief Financial Officer,
                                          Secretary and Treasurer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ JEROME E. RAU
- ---------------------------------------
Jerome E. Rau
President, Chief Executive Officer,
and Director


/s/ TYLL NECKER
- ---------------------------------------
Tyll Necker, Director


/s/ FREDERICK W. HOHAGE
- ---------------------------------------
Frederick W. Hohage, Director


/s/ FRANK REYNOLDS
- ---------------------------------------
Frank Reynolds, Director


/s/ JAMES C. SCHRADER
- ---------------------------------------
James C. Schrader, Jr. Director

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a) (1) AND (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1994

                         MINUTEMAN INTERNATIONAL, INC.

                               ADDISON, ILLINOIS

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Minuteman International, Inc.



We have audited the accompanying consolidated balance sheets of Minuteman International, Inc. (formerly Hako Minuteman, Inc.) and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also includes the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minuteman International, Inc. (formerly Hako Minuteman, Inc.) and subsidiaries at December 31, 1994 and 1993, and consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ ERNST & YOUNG LLP

Ernst & Young LLP
Chicago, Illinois
February 10, 1995

ITEM 14(a) (1) AND (2)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

December 31, 1994

The following consolidated financial statements of Minuteman International, Inc. and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

         Consolidated Balance Sheets - December 31, 1994
             and 1993

         Consolidated Statements of Income - Years ended
             December 31, 1994, 1993 and 1992

         Consolidated Statements of Shareholders' Equity -
             Years Ended December 31, 1994, 1993 and 1992
         Consolidated Statements of Cash Flow -
             Years Ended December 31, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of Minuteman International, Inc. and subsidiaries are included in Item 14(d):

         Schedule         II  --   Valuation and Qualifying Accounts        14

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

                                           COL. A                   COL. B                    COL. C                 COL. D

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Additions                       Deductions
                                                                    ----------------------------------------         ----------
                                                                                                                            (1)
                                                                                              Charged to
                                           Balance at               Charged to                Other
                                           Beginning of             Costs and                 Accounts -
Description                                Period                   Expenses                  Describe               Describe
- -----------                                ----------------         --------                  --------               --------
Year Ended December 31, 1994
- ----------------------------
Reserves and allowances deducted from
asset accounts:
   Allowance for uncollectible accounts        $385,000                213,000                   ------               198,000

Year Ended December 31, 1993
- ----------------------------
Reserves and allowances deducted from
asset accounts:
   Allowance for uncollectible accounts        $180,000                281,000                   ------               76,000

Year Ended December 31, 1992
- ----------------------------
Reserves and allowances deducted from
asset accounts:
   Allowance for uncollectible accounts        $194,000                115,000                    -----               129,000


                                                        COL. E
- -----------------------------------------------------------------
                                                        Balance
                                                        at End of
Description                                             Period
- -----------                                             ---------
Year Ended December 31, 1994
- ----------------------------
Reserves and allowances deducted from
asset accounts:
   Allowance for uncollectible accounts                 $400,000

Year Ended December 31, 1993
- ----------------------------
Reserves and allowances deducted from
asset accounts:
   Allowance for uncollectible accounts                 $385,000

Year Ended December 31, 1992
- ----------------------------
Reserves and allowances deducted from
asset accounts:
   Allowance for uncollectible accounts                 $180,000

Note 1 - Uncollectible accounts written off, net of recoveries.

                         MINUTEMAN INTERNATIONAL, INC.

                                 EXHIBIT INDEX
                              -------------------

                   (Pursuant to Item 601 of Regulations S-K)

NO.         DESCRIPTION AND PAGE OR INCORPORATION REFERENCE

            Certificate of Incorporation and By-Laws

3 (a) Certificate of Incorporation (incorporated herein by reference to Exhibit 3 (a) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

3 (b) By-laws (incorporated herein by reference to Exhibit 3 (b) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

            Instruments Defining the Rights of Security Holders,
            Including Indentures

4 (a) Specimen Certificate for Common Stock, no par value (incorporated herein by reference to Exhibit 4 of the Registrant's For S-18 Registration Statement, Registration Number 33-11858).

            Material Contracts

10 (a) Employment Agreement dated as of January 20, 1987, between the Company and Jerome E. Rau (incorporated herein by reference to Exhibit 10 (a) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

10 (b) Amendment to Employment Agreement dated as of February 27, 1990, between the Company and Jerome E. Rau (incorporated herein by reference to Exhibit 10 (h) at Page 20 of Form 10K Annual Report for fiscal year ended December 31, 1989).

10 (c) Specimen form of Employment Agreement between the Company and its executive officers (with the exception of the president) (incorporated herein by reference to Exhibit 10 (c) at Page 18 of Form 10K Annual Report for fiscal year ended December 31, 1991).

10 (d) Employment Agreement dated as of March 22, 1990, between the Company and Michael Gravelle (incorporated herein by reference to Exhibit 10 (d) at Page 22 of Form 10K Annual Report for fiscal year ended December 31, 1991).

10 (e) Agreement dated as of February 9, 1987, with respect to trademark between the Company and Hako-Werke International GmbH (incorporated herein by reference to Exhibit 10 (c) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

10 (f) Agreement dated March 1, 1994 with respect to worldwide distribution/marketing and trademarks between the Company and Hako-Werke International GmbH. Incorporated herein by reference to
            Exhibit 10 (f) at Page 18 of this Form 10-K.


11          Statement re. Computation of Per Share Earnings

            Statement re. computation of per share earnings. See Note B of the Notes to Consolidated Financial Statements on Page 19 of the Annual Report for the year ended December 31, 1994 (incorporated herein by reference).

13          Annual Report to Security Holders

            The Company's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

            Subsidiaries of the Registrant

22 (a)      Subsidiaries of the Registrant
            (included herein at Page 21).

- --------------------------------------------------------------------------------






Minuteman International, Inc. will furnish any of the aforementioned exhibits indicated above to requesting security holders upon written request.