Form 10-K/A
period 1994-12-31
MINUTEMAN INTERNATIONAL INC
filed 1995-04-26
CIK 810876

                                FORM 10 - K/A
  The purpose of this Amendment is to include Exhibit 27 previously omitted.

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


                                           Minuteman International, Inc.
                                           -----------------------------
                                                   (Registrant)


Date:  April 26, 1995                By:  /s/ JEROME E. RAU
                                          ------------------------------
                                          Jerome E. Rau, President and
                                          Chief Executive Officer


                                     By:  /s/ THOMAS J. NOLAN
                                          ------------------------------
                                          Thomas J. Nolan,
                                          Chief Financial Officer,
                                          Secretary and Treasurer

                        MINUTEMAN INTERNATIONAL, INC.

                                EXHIBIT INDEX

(Pursuant to item 601 of Regulation S-K)


No.                                   Description

27                               Financial Data Schedule