Form 10-Q
period 1995-03-31
MINUTEMAN INTERNATIONAL INC
filed 1995-05-10
CIK 810876

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1995

                        Commission File Number 0-15582

                        MINUTEMAN INTERNATIONAL, INC.

- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

        ILLINOIS                                 36-2262931

- --------------------------------------------------------------------------------
(State or other Jurisdiction of     (I.R.S. Employer Identification
 Incorporation or Organization)      Number)


 111 SOUTH ROHLWING ROAD ADDISON, IL             60101

- --------------------------------------------------------------------------------
(Address of Principal Executive                    (Zip Code)
 Offices)


Registrant's Telephone Number, Including Area Code:  (708) 627-6900


                                        No Change
- --------------------------------------------------------------------------------
(Former Name, Address, or Fiscal Year, if Changed Since Last
 Reports)

Indicate, by check mark, whether the Registrant

  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

  (2)  has been subject to such filing requirements for the past 90 days.

  Yes         XXXX                  No
      --------------------             --------------------

On March 31, 1995, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION
                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1995 and DECEMBER 31, 1994
                          (in thousands of dollars)




                                                ------------------------------------------------------
                                                                 Unaudited                     Audited
                                                                   3/31/95                    12/31/94
               ASSETS
                                                           ---------------               -------------
CURRENT ASSETS:
      Cash & cash equivalents   . . . . . . . . . . . .            $558                      $  655
      Short-term investments  . . . . . . . . . . . . .             575                       2,520
      Accounts receivable, less allowances of
           $452 in 1995 and $400 in 1994  . . . . . . .           8,866                       6,577
      Due from affiliates   . . . . . . . . . . . . . .             475                         407
      Inventories (Note 3)  . . . . . . . . . . . . . .          11,747                       9,686
      Prepaid expenses  . . . . . . . . . . . . . . . .             153                         142
      Deferred income taxes   . . . . . . . . . . . . .             405                         405

                                                            -----------                 -----------
               Total Current Assets . . . . . . . . . .          22,779                      20,392
                                                              ---------                   ---------

PROPERTY, PLANT AND EQUIPMENT, at cost  . . . . . . . .          14,730                      14,457
Accumulated depreciation  . . . . . . . . . . . . . . .           7,397                       7,036
                                                              ---------                     -------

               Net property, plant and equipment  . . .           7,333                       7,421
                                                              ---------                   ---------

OTHER ASSETS    . . . . . . . . . . . . . . . . . . . .             250                         254

                                                            -----------                 -----------
                                                                $30,362                     $28,067
                                                               ========                    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable  . . . . . . . . . . . . . . . .          $2,505                     $ 1,049
      Accrued expenses  . . . . . . . . . . . . . . . .           1,982                       1,998
      Income taxes payable  . . . . . . . . . . . . . .             584                         138

                                                             ----------                ------------
           Total Current Liabilities  . . . . . . . . .           5,071                       3,185
                                                              ---------                 -----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . .             183                         183
                                                              ---------                 -----------

SHAREHOLDERS' EQUITY
      Common stock, no-par value
           Authorized shares - 10,000,000
           Issued and outstanding shares -
           3,568,385 in 1995 and 1994 . . . . . . . . .           6,396                       6,396
      Retained earnings   . . . . . . . . . . . . . . .          18,861                      18,454
      Currency translation adjustments  . . . . . . . .           (149)                        (151)

                                                            -----------                ------------
                                                                 25,108                      24,699

                                                            -----------                ------------
                                                                $30,362                     $28,067
                                                              =========                  ==========

See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars - unaudited)

                                                     THREE MONTHS ENDED

                                            -------------------------------------
                                                   3/31/95           3/31/94

                                                ------------     ------------
NET SALES . . . . . . . . . . . . . . . . . .      $11,869           $10,269

COST OF SALES . . . . . . . . . . . . . . . .        8,062             6,761
                                                  --------          --------

         Gross Profit . . . . . . . . . . . .        3,807             3,508
                                                  --------          --------

OPERATING EXPENSES:
    Selling   . . . . . . . . . . . . . . . .        2,089             1,825
    General and administrative  . . . . . . .          485               529
                                                 ---------         ---------

         Total operating expenses . . . . . .        2,574             2,354
                                                  --------          --------

    Income from operations  . . . . . . . . .        1,233             1,154
                                                  --------          --------

OTHER INCOME (EXPENSE)
    Interest income   . . . . . . . . . . . .           25                20
    Other income (expense), net   . . . . . .           (2)               69
                                                ----------          --------

         Total other income (expense)   . . .           23                89
                                                 ---------          --------

    Income before income taxes  . . . . . . .        1,256             1,243

PROVISION FOR INCOME TAXES  . . . . . . . . .          492               498
                                                 ---------          --------

NET INCOME  . . . . . . . . . . . . . . . . .     $    764          $    745
                                                  ========          ========

AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING  . . . . . . . . . . . . . . .    3,568,385         3,568,385
                                                 =========         =========

EARNINGS PER SHARE  . . . . . . . . . . . . .   $     0.21       $      0.21
                                                ===========      ===========





See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars-unaudited)



                                                                           THREE MONTHS ENDED

                                                                  -------------------------------------
                                                                       3/31/95                 3/31/94

                                                                    ------------             ------------
OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . . . .          $  764                  $   745
    Adjustments to reconcile net income to net
     cash used by operating activities:
         Depreciation and amortization  . . . . . . . . . . .             365                      330
         Other  . . . . . . . . . . . . . . . . . . . . . . .               2                      (44)
         Cash provided (used) due to changes in
          operating assets and liabilities:
             Accounts receivable and due from affiliates  . .          (2,357)                  (1,822)
             Inventories  . . . . . . . . . . . . . . . . . .          (2,061)                  (1,397)
             Prepaid expenses and refundable income taxes . .             (11)                      34
             Accounts payable, accrued expenses and
              income taxes payable  . . . . . . . . . . . . .           1,886                    1,639
                                                                    ---------                ---------

             NET CASH USED BY OPERATIONS  . . . . . . . . . .          (1,412)                    (515)
                                                                    ---------                ---------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment, net   . . . .            (273)                    (636)
    Purchases of short-term investments   . . . . . . . . . .            (100)                    (198)
    Maturities of short-term investments  . . . . . . . . . .           2,045                      904
                                                                    ---------                ---------

             CASH PROVIDED BY INVESTING ACTIVITIES  . . . . .           1,672                       70
                                                                    ---------                ---------

FINANCING ACTIVITIES
    Dividends paid  . . . . . . . . . . . . . . . . . . . . .            (357)                    (285)
                                                                    ---------                ---------

             CASH USED BY FINANCING ACTIVITIES  . . . . . . .            (357)                    (285)
                                                                    ---------                ---------

             DECREASE IN CASH AND CASH EQUIVALENTS  . . . . .             (97)                    (730)

Cash and cash equivalents at beginning of period  . . . . . .             655                    1,078
                                                                    ---------                ---------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . .        $    558                  $   348
                                                                     ========                  =======



See accompanying notes to condensed consolidated financial statements.

                         MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1995


(1) THE CONDENSED CONSOLIDATED BALANCE SHEETS, AS OF MARCH 31, 1995 AND DECEMBER 31, 1994, AND THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994, IN THE OPINION OF THE COMPANY, REFLECT ALL ADJUSTMENTS (WHICH, EXCEPT AS NOTED BELOW, INCLUDE ONLY NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS AND CASH FLOWS, AS OF AND FOR THE PERIODS THEN ENDED. CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS, PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED, PURSUANT TO S.E.C. RULES AND REGULATIONS, ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES ARE ADEQUATE TO MAKE THE INFORMATION PRESENTED NOT MISLEADING. IT IS SUGGESTED THAT THESE CONDENSED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES, THERETO, INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FOR THE YEAR-ENDED DECEMBER 31, 1994.

(2) THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                         MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1995



(3) IT IS THE COMPANY'S POLICY TO TAKE AN ANNUAL PHYSICAL INVENTORY, IN
    CONJUNCTION WITH THE PREPARATION OF THE ANNUAL FINANCIAL STATEMENTS.   AT
    TIMES, OTHER THAN YEAR-END, IT IS NECESSARY TO ESTIMATE THE BREAKDOWN OF RAW MATERIALS, WORK-IN-PROCESS, AND FINISHED GOODS INVENTORIES. THE ESTIMATE FOR THE PERIOD ENDED MARCH 31, 1995, AND THE COMPONENTS OF THE DECEMBER 31, 1994 INVENTORIES, BASED ON THE PHYSICAL COUNT, BOTH PRIMARILY ON A LIFO BASIS, WERE AS FOLLOWS:




                                        3-31-95             12-31-94
                                        (000'S)              (000'S)
                                        -------              -------
    FINISHED GOODS                      $4,350               $3,684

    WORK IN PROCESS                      7,715                6,362

    RAW MATERIALS                        1,963                1,521
                                      ---------            ---------
                                       $14,028              $11,567
    LESS LIFO RESERVE                   (2,281)              (1,881)
                                       -------              -------

    TOTAL AT LIFO COST                 $11,747              $ 9,686
                                       =======              =======

                         MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                MARCH 31, 1995


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

THE COMPANY HAD WORKING CAPITAL OF $17.7 MILLION AT MARCH 31, 1995 AND $17.2 MILLION AT DECEMBER 31, 1994. THIS REPRESENTS A CURRENT RATIO OF 4.5 AND 6.4 FOR THESE PERIODS, RESPECTIVELY.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS REPRESENTED 6.4% AND 18.5% OF THIS WORKING CAPITAL AT MARCH 31, 1995 AND DECEMBER 31, 1994 WHICH, WHEN NOT IN USE, IS INVESTED IN BANK CERTIFICATES OF DEPOSIT, EURO DOLLAR CERTIFICATE INVESTMENTS, AND A MANAGED PORTFOLIO OF HIGH QUALITY VARIABLE RATE NOTES AND TAX-EXEMPT SEVEN DAY BONDS. THIS DECREASE IS DUE PRIMARILY TO SIGNIFICANTLY HIGHER SALES DURING MARCH OF 1995 CAUSING HIGHER RECEIVABLES AND THE USE OF CASH TO PURCHASE INVENTORIES RELATED PRIMARILY TO NEW PRODUCT INTRODUCTIONS.

THE COMPANY HAD SHAREHOLDERS' EQUITY OF $25.1 MILLION AT MARCH 31, 1995 AND $24.7 MILLION AT DECEMBER 31, 1994 WHICH, WHEN COMPARED TO TOTAL LIABILITIES, REPRESENTED AN EQUITY TO LIABILITY RATIO OF 4.8 AND 7.3, RESPECTIVELY.

THE COMPANY HAS NO DEBT, MORE THAN SUFFICIENT CAPITAL RESOURCES, AND IS IN A STRONG FINANCIAL POSITION TO MEET ALL BUSINESS AND LIQUIDITY NEEDS AS THEY ARISE. THE COMPANY FORESEES NO UNUSUAL FUTURE EVENTS THAT WILL MATERIALLY CHANGE THE AFOREMENTIONED SUMMARIZATION.

                         MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                MARCH 31, 1995

RESULTS OF OPERATIONS:

NET SALES WERE $11,869,000 FOR THE THREE MONTHS ENDED MARCH 31, 1995, COMPARED WITH $10,269,000 FOR THE SAME PERIOD OF LAST YEAR. DURING THE FIRST QUARTER COMPETITIVE PRESSURES FORCED DOWNWARD PRICE ADJUSTMENTS ON SOME OF OUR PRODUCT LINES, BUT INCREASED VOLUME RELATED TO THESE AND NEW PRODUCT INTRODUCTIONS MORE THAN OFFSET THIS DECREASE TO ACCOUNT FOR OUR 15.6% NET SALES INCREASE OVER THE PRIOR YEAR.

THE EFFECTS OF THIS DOWNWARD PRICE ADJUSTMENT AND CONTINUED PRICE INCREASES ON RAW MATERIALS ADVERSELY AFFECTED GROSS PROFIT BUT WERE MORE THAN OFFSET BY HIGHER VOLUME RESULTING IN GROSS PROFITS INCREASING $299,000 FOR THE 1995 FIRST QUARTER AS COMPARED WITH LAST YEAR.

OPERATING EXPENSES WERE $2,574,000 FOR THE FIRST QUARTER ENDED MARCH 31, 1995, AS COMPARED TO $2,354,000 FOR THE FIRST QUARTER, 1994. THIS 9.3% INCREASE WAS DUE TO HIGHER PERSONNEL AND BENEFIT EXPENSES.

NET INTEREST INCOME WAS $25,000 FOR THE FIRST QUARTER ENDED 1995, AS COMPARED WITH $20,000 FOR THE COMPARABLE PERIOD OF 1994. THIS INCREASE IS ATTRIBUTABLE TO HIGHER INTEREST YIELDS. OTHER EXPENSE WAS $2,000 FOR THE FIRST QUARTER OF 1995 COMPARED TO OTHER INCOME OF $69,000 FOR THE FIRST QUARTER OF 1994. INCLUDED IN 1994 INCOME WAS THE SUCCESSFUL SETTLEMENT OF PATENT INFRINGEMENT LITIGATION.

NET INCOME FOR THE FIRST QUARTER ENDED MARCH 31, 1995, INCREASED 2.6% TO $764,000, OR 21 CENTS PER SHARE, UP FROM $745,000, ALSO 21 CENTS PER SHARE IN THE FIRST QUARTER, 1994.

                         MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                MARCH 31, 1995



(4) SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    NO MATTERS WERE SUBMITTED TO VOTE OF SECURITY HOLDERS DURING THE QUARTER ENDED MARCH 31, 1995.

ITEM 6(B):

A FORM 8-K WAS NOT FILED FOR THE QUARTER ENDED MARCH 31, 1995.

SIGNATURES:

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED, ON ITS BEHALF, BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

MINUTEMAN INTERNATIONAL, INC.

________________________________         _______________________
JEROME E. RAU                           DATE
PRESIDENT AND DIRECTOR
(PRINCIPAL EXECUTIVE OFFICER)

________________________________         ________________________
THOMAS J. NOLAN                         DATE
CHIEF FINANCIAL OFFICER,
SECRETARY & TREASURER
(PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER)