Form 10-Q
period 1995-06-30
MINUTEMAN INTERNATIONAL INC
filed 1995-08-15
CIK 810876

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended June 30, 1995

                        Commission File Number 0-15582

                        MINUTEMAN INTERNATIONAL, INC.
________________________________________________________________________________
            (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

              ILLINOIS                                 36-2262931
________________________________________________________________________________
      (State or other Jurisdiction of     (I.R.S. Employer Identification
       Incorporation or Organization)                    Number)


             111 SOUTH ROHLWING ROAD ADDISON, IL             60101
________________________________________________________________________________
         (Address of Principal Executive                    (Zip Code)
          Offices)

      Registrant's Telephone Number, Including Area Code:  (708) 627-6900


                                   No Change
________________________________________________________________________________
    (Former Name, Address, or Fiscal Year, if Changed Since Last Reports)

Indicate, by check mark, whether the Registrant

  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

  (2)  has been subject to such filing requirements for the past 90 days.

  Yes         XXXX                  No __________________


On June 30, 1995, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 and DECEMBER 31, 1994
                     (in thousands of dollars - unaudited)



                                                              -------------------------------------------
                                                                 Unaudited                     Audited
                                                                  6/30/95                      12/31/94
               ASSETS
                                                              ---------------               -------------

CURRENT ASSETS:
      Cash & Cash equivalents   . . . . . . . . . . . .            $   564                     $   655
      Short-term investments  . . . . . . . . . . . . .                462                       2,520
      Accounts receivable, less allowances of
           $484 in 1995 and $400 in 1994  . . . . . . .              9,969                       6,577
      Due from affiliates   . . . . . . . . . . . . . .                594                         407
      Inventories (Note 3)  . . . . . . . . . . . . . .             11,994                       9,686
      Prepaid expenses  . . . . . . . . . . . . . . . .                198                         142
      Deferred income taxes   . . . . . . . . . . . . .                405                         405

                                                                 ---------                   ---------
               Total Current Assets . . . . . . . . . .             24,186                      20,392
                                                                 ---------                   ---------

PROPERTY, PLANT AND EQUIPMENT, at cost  . . . . . . . .             15,718                      14,457
      Accumulated depreciation  . . . . . . . . . . . .              7,759                       7,036

                                                                 ---------                   ---------
               Net property, plant and equipment  . . .              7,959                       7,421

                                                                 ---------                   ---------
OTHER ASSETS    . . . . . . . . . . . . . . . . . . . .                245                         254

                                                                 ---------                   ---------
                                                                   $32,390                     $28,067
                                                                 =========                   =========
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable   . . . . . . . . . . . . . . . . .            $ 2,000                     $   ---
      Accounts payable  . . . . . . . . . . . . . . . .              2,225                       1,049
      Accrued expenses  . . . . . . . . . . . . . . . .              2,051                       1,998
      Income taxes payable  . . . . . . . . . . . . . .                355                         138

                                                                 ---------                   ---------
           Total Current Liabilities  . . . . . . . . .              6,631                       3,185

                                                                 ---------                   ---------
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . .                183                         183

                                                                 ---------                   ---------
SHAREHOLDERS' EQUITY
      Common stock, no-par value
           Authorized shares - 10,000,000
           Issued and outstanding shares -
           3,568,385 in 1995 and 1994 . . . . . . . . .              6,396                       6,396
      Retained earnings   . . . . . . . . . . . . . . .             19,307                      18,454
      Currency translation adjustment   . . . . . . . .               (127)                       (151)

                                                                 ---------                   ---------
                                                                    25,576                      24,699

                                                                 ---------                   ---------
                                                                   $32,390                     $28,067
                                                                 =========                   =========

See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars - unaudited)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED

                                                ------------------------------      ---------------------------
                                                   6/30/95          6/30/94          6/30/95          6/30/94
                                                  ---------        ---------        ---------        ---------

NET SALES . . . . . . . . . . . . . . . . . .       $12,523          $11,371          $24,392          $21,640

COST OF SALES . . . . . . . . . . . . . . . .         8,407            7,415           16,469           14,176
                                                  ---------        ---------        ---------        ---------

         Gross Profit . . . . . . . . . . . .         4,116            3,956            7,923            7,464
                                                  ---------        ---------        ---------        ---------

OPERATING EXPENSES  . . . . . . . . . . . . .
    Selling   . . . . . . . . . . . . . . . .         2,288            2,142            4,377            3,967
    General and administrative  . . . . . . .           521              546            1,006            1,075
                                                  ---------        ---------        ---------        ---------

         Total operating expenses . . . . . .         2,809            2,688            5,383            5,042
                                                  ---------        ---------        ---------        ---------

    Income from operations  . . . . . . . . .         1,307            1,268            2,540            2,422
                                                  ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSE)  . . . . . . . . . . .
    Interest income   . . . . . . . . . . . .            13               16               38               36
    Interest expense  . . . . . . . . . . . .            (6)             ---               (6)             ---
    Other, net  . . . . . . . . . . . . . . .             4              248                2              317
                                                  ---------        ---------        ---------        ---------

         Total other income   . . . . . . . .            11              264               34              353
                                                  ---------        ---------        ---------        ---------

    Income before income taxes  . . . . . . .         1,318            1,532            2,574            2,775

PROVISION FOR INCOME TAXES  . . . . . . . . .           515              583            1,007            1,081
                                                  ---------        ---------        ---------        ---------

NET INCOME    . . . . . . . . . . . . . . . .          $803             $949           $1,567           $1,694
                                                  =========        =========        =========        =========

AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING  . . . . . . . . . . . . . . .     3,568,385        3,568,385        3,568,385        3,568,385
                                                  =========        =========        =========        =========

EARNINGS PER SHARE  . . . . . . . . . . . . .         $0.23            $0.26            $0.44            $0.47
                                                  =========        =========        =========        =========





See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars-unaudited)


                                                                             SIX MONTHS ENDED

                                                                -----------------------------------------
                                                                      6/30/95                6/30/94

                                                                -----------------      -----------------
OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . . . .          $1,567                 $1,694
    Adjustments to reconcile net income to net
     cash used by operating activities:
         Depreciation and amortization  . . . . . . . . . . .             732                    667
         Other  . . . . . . . . . . . . . . . . . . . . . . .              24                    (43)
         Cash provided (used) due to changes in
          operating assets and liabilities:
             Accounts receivable and due from affiliates. . .          (3,579)                (3,520)
             Inventories  . . . . . . . . . . . . . . . . . .          (2,308)                  (777)
             Prepaid expenses and refundable income taxes . .             (56)                   116
             Accounts payable, accrued expenses and
              income taxes  . . . . . . . . . . . . . . . . .           1,446                  1,506
                                                                      -------                -------

             NET CASH USED BY OPERATIONS  . . . . . . . . . .          (2,174)                  (357)
                                                                      -------                -------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment, net   . . . .          (1,261)                (1,626)
    Purchases of short-term investments   . . . . . . . . . .            (107)                  (398)
    Maturities of short-term investments  . . . . . . . . . .           2,165                  2,256
                                                                      -------                -------

             CASH PROVIDED BY INVESTING ACTIVITIES  . . . . .             797                    232
                                                                      -------                -------

FINANCING ACTIVITIES
    Dividends paid  . . . . . . . . . . . . . . . . . . . . .            (714)                  (571)
    Proceeds from notes payable   . . . . . . . . . . . . . .           2,000                    ---
                                                                      -------                -------

             CASH PROVIDED (USED) BY FINANCING ACTIVITIES . .           1,286                   (571)
                                                                      -------                -------

             DECREASE IN CASH
              AND CASH EQUIVALENTS  . . . . . . . . . . . . .             (91)                  (696)

Cash and cash equivalents at beginning of period  . . . . . .             655                  1,078
                                                                      -------                -------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . .            $564                   $382
                                                                      =======                =======




See accompanying notes to condensed consolidated financial statements.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995


(1) The Condensed Consolidated Balance Sheets, as of June 30, 1995 and December 31, 1994, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended June 30, 1995 and 1994, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of/and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1994.

(2) The results of operations for the periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995


(3) It is the Company's policy to take an annual physical inventory, in
    conjunction with the preparation of the Annual Financial Statements.   At
    times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended June 30, 1995, and the components of the December 31, 1994 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:


                                                            (000's)

                                  6-30-95                  12-31-94
                                  -------                  --------
    Finished Goods                $ 4,490                   $3,684

    Work In Process                 7,835                    6,362

    Raw Materials                   1,919                    1,521
                                  -------                  -------
                                  $14,244                  $11,567

    Less LIFO Reserve              (2,250)                  (1,881)
                                  -------                  -------

    Total at LIFO Cost            $11,994                  $ 9,686
                                  =======                  =======

4) In June 1995 the Company entered into an unsecured Line of Credit arrangement for short term debt with a financial institution. Under the terms of this agreement the Company may borrow up to $5 million on such terms that the Company and financial institution may mutually agree to. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1995


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $17.6 million at June 30, 1995 and $17.2 million at December 31, 1994. This represents a current ratio of 3.6 and 6.4 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 5.8% and 18.5% of this working capital at June 30, 1995 and December 31, 1994 which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This decrease is due primarily to record sales during June causing significantly higher receivables, the use of cash to purchase inventories related primarily to new product introductions and funds used for the construction of the 50,000 square foot addition to our Hampshire manufacturing facility.

The Company had shareholders' equity of $25.6 million at June 30, 1995 and $24.7 million at December 31, 1994 which, when compared to total liabilities, represented an equity to liability ratio of 3.8 and 7.3, respectively.

The Company expects that available cash, short-term lines of credit and other capital resources will be sufficient to meet all business and liquidity needs as they arise. The Company foresees no unusual future events that will materially change the aforementioned summarization.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1995

RESULTS OF OPERATIONS:

Net sales were $12,523,000 for the three months ended June 30, 1995, compared with $11,371,000 for the same period of last year. For the first six months of 1995, net sales increased 12.7% to $24,392,000 from $21,640,000 for 1994.
During the Second Quarter net sales were adversely impacted by the continued effect of the downward price adjustments on some of our product lines made during January, but increased volume related to these and new product introductions more than offset this decrease to account for our 10.1% net sales increase over the prior year for the quarter and 12.7% increase for the first six months.

The effects of this downward price adjustment and continued price increases on raw materials adversely affected gross profit, but were more than offset by higher volume resulting in gross profits increasing $160,000 for the 1995 Second Quarter as compared with last year. For the six months ended June 30, 1995, gross profit increased 6.1% to $7,923,000 as compared to 1994.

Operating expenses were $2,809,000 for the Second Quarter ended June 30, 1995, as compared to $2,688,000 for the Second Quarter, 1994. This 4.5% increase was due to higher personnel and benefit expenses. Operating expenses for the first six months of 1995 were $5,383,000 as compared to $5,042,000 for the same period in 1994.

Interest income was $13,000 for the Second Quarter ended 1995, and $38,000 for the first six months of 1995, as compared with $16,000 and $36,000, respectively, for the comparable periods of 1994. This decrease for the quarter is attributable to a decrease in funds available for investment. Interest expense related to short term borrowings under the aforementioned Line of Credit which began in June 1995 were $6,000. Other income, net was $4,000 for the Second Quarter ended 1995, and $2,000 for the first six months of 1995 compared to other income, net of $248,000 and $317,000, respectively, for the comparable periods of 1994. Included in 1994 income was the successful settlement of patent infringement litigation.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                 JUNE 30, 1995

Net income for the Second Quarter ended June 30, 1995, decreased 15.4% to $803,000, or 23 cents per share, down from $949,000, or 26 cents per share in the Second Quarter, 1994. For the six months ended June 30, 1995, net income was $1,567,000 or 44 cents per share, down 7.5% from $1,694,000 or 47 cents per share for the first half of 1994.

(4) Submission of Matters to a Vote of Security Holders:

    On April 21, 1995 the annual shareholders meeting was held, at which time the following were voted on and approved:

    1.   The following were elected Directors for 1995:

         Jerome E. Rau            Tyll Necker
         Frederick W. Hohage      Frank R. Reynolds
         James C. Schrader, Jr.

    2. The appointment of Ernst & Young LLP as the Company's independent auditors for 1995.

    3. To ratify amending the corporate bylaws to change the annual meeting date to anytime prior to May 31st of each year.

Item 6(b):

There was no Form 8-K  filed for the Quarter ended June 30, 1995.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                 JUNE 30, 1995

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