Form 10-Q
period 1996-03-31
MINUTEMAN INTERNATIONAL INC
filed 1996-05-14
CIK 810876

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1996

                        Commission File Number 0-15582

                        MINUTEMAN INTERNATIONAL, INC.
________________________________________________________________________________
            (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

             ILLINOIS                                   36-2262931

- - --------------------------------------------------------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)             Number)


 111 SOUTH ROHLWING ROAD ADDISON, IL                          60101

- - --------------------------------------------------------------------------------
(Address of Principal Executive                             (Zip Code)
 Offices)

Registrant's Telephone Number, Including Area Code:  (708) 627-6900

                                  No Change

- - --------------------------------------------------------------------------------
     (Former Name, Address, or Fiscal Year, if Changed Since Last Reports)

Indicate, by check mark, whether the Registrant

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

         (2) has been subject to such filing requirements for the past 90 days.


         Yes         XXXX                  No __________________
              --------------------

On March 31, 1996, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION
                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1996 and DECEMBER 31, 1995
                          (in thousands of dollars)


                                                         ----------------------------------------------
                                                                 Unaudited                     Audited
                                                                   3/31/96                    12/31/95

               ASSETS
                                                           ---------------               -------------
CURRENT ASSETS:
      Cash & cash equivalents   . . . . . . . . . . . .       $     864                    $    812
      Short-term investments  . . . . . . . . . . . . .             146                         258
      Accounts receivable, less allowances of
           $402 in 1996 and $372 in 1995  . . . . . . .           9,713                       7,914
      Due from affiliates   . . . . . . . . . . . . . .             616                         306
      Inventories (Note 3)  . . . . . . . . . . . . . .          11,329                      10,557
      Prepaid expenses  . . . . . . . . . . . . . . . .             162                         100
      Deferred income taxes   . . . . . . . . . . . . .             370                         370

                                                            -----------                 -----------
               Total Current Assets . . . . . . . . . .          23,200                      20,317
                                                              ---------                   ---------

PROPERTY, PLANT AND EQUIPMENT, at cost  . . . . . . . .          17,346                      17,063
Accumulated depreciation  . . . . . . . . . . . . . . .           8,370                       8,116
                                                              ---------                     -------

               Net property, plant and equipment  . . .           8,976                       8,947
                                                              ---------                   ---------

OTHER ASSETS    . . . . . . . . . . . . . . . . .                   232                         236

                                                            -----------                 -----------
                                                                $32,408                     $29,500
                                                               ========                    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable  . . . . . . . . . . . . . . . .        $  2,749                    $  1,287
      Accrued expenses  . . . . . . . . . . . . . . . .           1,848                       1,736
      Income taxes payable  . . . . . . . . . . . . . .             765                         152

                                                             ----------                ------------
           Total Current Liabilities  . . . . . . . . .           5,362                       3,175
                                                              ---------                 -----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . .             200                         200
                                                              ---------                 -----------

SHAREHOLDERS' EQUITY
      Common stock, no-par value
           Authorized shares - 10,000,000
           Issued and outstanding shares -
           3,568,385 in 1996 and 1995 . . . . . . . . .           6,396                       6,396
      Retained earnings   . . . . . . . . . . . . . . .          20,567                      19,851
      Currency translation adjustments  . . . . . . . .           (117)                       (122)

                                                            -----------                ------------
                                                                 26,846                      26,125

                                                            -----------                ------------
                                                                $32,408                     $29,500
                                                              =========                  ==========

See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars - unaudited)

                                                         THREE MONTHS ENDED

                                                   -----------------------------
                                                    3/31/96          3/31/95
                                                   ____________     ____________

NET SALES . . . . . . . . . . . . . . . . . .     $ 12,835          $ 11,869

COST OF SALES . . . . . . . . . . . . . . . .        8,751             8,062
                                                  --------          --------

         Gross Profit . . . . . . . . . . . .        4,084             3,807
                                                  --------          ---------

OPERATING EXPENSES:
    Selling   . . . . . . . . . . . . . . . .        2,228             2,089
    General and administrative  . . . . . . .          570               485
                                                  --------          --------

         Total operating expenses . . . . . .        2,798             2,574
                                                  --------          --------

    Income from operations  . . . . . . . . .        1,286             1,233
                                                  --------          --------

OTHER INCOME (EXPENSE)
    Interest income   . . . . . . . . . . . .           14                25
    Other, net  . . . . . . . . . . . . . . .          432               (2)
                                                  --------          --------

         Total other income   . . . . . . . .          446                23
                                                  --------          --------

    Income before income taxes  . . . . . . .        1,732             1,256

PROVISION FOR INCOME TAXES  . . . . . . . . .          659               492
                                                  --------          --------

NET INCOME    . . . . . . . . . .                 $  1,073          $    764
                                                  ========          ========

AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING  . . . . . . . . . . . . . . .    3,568,385         3,568,385
                                                 =========         =========

EARNINGS PER SHARE  . . . . . . . . . . . . .     $   0.30          $   0.21
                                                  ========          ========





See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars-unaudited)


                                                                                  THREE MONTHS ENDED

                                                               ---------------------------------------------
                                                                          3/31/96               3/31/95

                                                                     -----------------     -----------------

OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .                 $  1,073                 $  764
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
         Depreciation and amortization  . . . . . . . . .                      366                    365
         Other  . . . . . . . . . . . . . . . . . . . . .                        5                      2
         Cash provided (used) due to changes in
          operating assets and liabilities:
             Accounts receivable and due from affiliates                    (2,109)                (2,357)
             Inventories  . . . . . . . . . . . . . . . .                     (772)                (2,061)
             Prepaid expenses   . . . . . . . . . . . . .                      (62)                   (11)
             Accounts payable, accrued expenses and
              income taxes payable  . . . . . . . . . . .                    2,187                  1,886
                                                                         ----------             ----------

             NET CASH PROVIDED (USED) BY OPERATIONS . . .                      688                 (1,412)
                                                                        ------------          ------------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment, net   . .                     (391)                  (273)
    Purchases of short-term investments   . . . . . . . .                        0                   (100)
    Maturities of short-term investments  . . . . . . . .                      112                  2,045
                                                                           --------              ---------

             NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                 (279)                 1,672
                                                                            -------            -----------

FINANCING ACTIVITIES
    Dividends paid  . . . . . . . . . . . . . . . . . . .                     (357)                  (357)
                                                                         ----------              ---------

             CASH USED BY FINANCING ACTIVITIES  . . . . .                     (357)                  (357)
                                                                         -----------             ---------

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   52                    (97)

Cash and cash equivalents at beginning of period  . . . .                      812                    655
                                                                          ---------              ---------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . .                 $    864                $   558
                                                                          =========               ========




See accompanying notes to condensed consolidated financial statements.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996


(1) The Condensed Consolidated Balance Sheets, as of March 31, 1996 and December 31, 1995, and the Condensed Consolidated Statements of Income and Cash Flows for the three month periods ended March 31, 1996 and 1995, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1995.

(2) The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996


(3) It is the Company's policy to take an annual physical inventory, in
    conjunction with the preparation of the Annual Financial Statements.   At
    times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended March 31, 1996, and the components of the December 31, 1995 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:



                                        3-31-96             12-31-95
                                        (000'S)              (000'S)
                                        -------              -------
    Finished Goods                      $4,715               $4,112

    Work In Process                      7,684                7,488

    Raw Materials                        1,080                1,017
                                      ---------            ---------
                                       $13,479              $12,617
    Less LIFO Reserve                  (2,150)              (2,060)
                                       -------              -------

    Total At LIFO Cost                 $11,329              $10,557
                                       =======              =======

(4) In June 1995, the Company entered into an unsecured Line of Credit arrangement for short term debt with a financial institution. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

    There were no borrowings outstanding at March 31, 1996 and December 31, 1995.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                 MARCH 31, 1996

RESULTS OF OPERATIONS:
The Company achieved record sales and earnings during the first quarter of 1996. Net income increased 40.4% to $1,073,000 or $.30 per share. This compared with $764,000 or $.21 per share for last year's first quarter. Net sales increased 8.1% to $12,835,000 and were especially strong through our domestic dealer organization and represented the twenty-first consecutive year to year quarterly sales increase.

Much of the profit increase came from a substantial benefit to net income from the gain recognized in other income on the sale of our former St. Paul, Minnesota manufacturing facility. Nevertheless, first quarter operating profit showed improvements, gross profits increased $277,000; but our margins continued to be squeezed by price reductions initiated by competitors in 1995 that we were forced to match. We now are confident that we can maintain our market share and, consequently, instituted a price increase in January of about 5%. The full benefit of this price increase will be felt in the second quarter. This better pricing environment should more than offset any cost increase from suppliers that we anticipate to be slight because many already raised prices substantially last year.

Operating expenses were $2,798,000 for the first quarter ended March 31, 1996 as compared to $2,574,000 for the first quarter of 1995. This increase is attributable primarily to salaries and benefits for additional personnel as well as increased professional fees.

Net interest income was $14,000 for the First Quarter ended 1996, as compared with $25,000 for the comparable period of 1995. This decrease is attributable to lower investable funds. Other income was $432,000 for the First Quarter of 1996 compared to other expense of $2,000 for the First Quarter of 1995 due to the aforementioned gain recognized on the sale of the remaining portion of our former St. Paul manufacturing facility in 1996.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
                                 MARCH 31, 1996


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $17.8 million at March 31, 1996 and $17.1 million at December 31, 1995. This represents a current ratio of 4.3 and 6.4 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 5.7% and 6.2% of this working capital at March 31, 1996 and December 31, 1995 which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This decrease is due primarily to significantly higher sales during the first quarter of 1996 causing higher receivables and the use of cash to purchase inventories related primarily to new product introductions.

The Company had shareholders' equity of $26.8 million at March 31, 1996 and $26.1 million at December 31, 1995 which, when compared to total liabilities, represented an equity to liability ratio of 4.8 and 7.7, respectively.

The Company has no debt, more than sufficient capital resources, and is in a strong financial position to meet business and liquidity needs as they arise. The Company foresees no unusual future events that will materially change the aforementioned summarization.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                 MARCH 31, 1996



(4) Submission of Matters to a Vote Of Security Holders:

    No matters were submitted to vote of security holders during the Quarter ended March 31, 1996.

Item 6(b):

A Form 8-K was not filed for the Quarter ended March 31, 1996.

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