Form 10-Q
period 1996-06-30
MINUTEMAN INTERNATIONAL INC
filed 1996-08-13
CIK 810876

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 1996

                        COMMISSION FILE NUMBER 0-15582

                        MINUTEMAN INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------

           (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

  ILLINOIS                                      36-2262931
- - --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                          NUMBER)




111 SOUTH ROHLWING ROAD ADDISON, IL                     60101
- - --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE                         (ZIP CODE)
 OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 627-6900


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

      (2)  HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
           THE PAST 90 DAYS.

      YES      XXXX                  NO
          -------------                 ------------

ON JUNE 30, 1996, THERE WERE 3,568,385 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                         PART I  FINANCIAL INFORMATION

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 and DECEMBER 31, 1995
                           (in thousands of dollars)


                                                -------------------------
                                                Unaudited             Audited
                                                 6/30/96             12/31/95
                     ASSETS                      -------             --------

CURRENT ASSETS:
    Cash & Cash equivalents....................        $401                  $812
    Short-term investments...................            58                   258
    Accounts receivable, less allowances of
     $459 in 1996 and $372 in 1995...........        10,107                 7,914
    Due from affiliates......................           538                   306
    Inventories (Note 3).......................      11,834                10,557
    Prepaid expenses..........................          165                   100
    Deferred income taxes....................           370                   370
                                                   --------             ---------
        Total Current Assets.................        23,473                20,317
                                                  ---------             ---------
PROPERTY, PLANT AND EQUIPMENT, at cost.......        17,603                17,063
Accumulated depreciation.......................       8,713                 8,116
                                                  ---------             ---------
        Net property, plant and equipment...          8,890                 8,947
                                                  ---------             ---------
OTHER ASSETS.................................           227                   236
                                                  ---------             ---------
                                                    $32,590               $29,500
                                                  =========             =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable.........................        $2,688                $1,287
    Accrued expenses...........................       1,979                 1,736
    Income taxes payable......................          417                   152
                                                  ---------             ---------
        Total Current Liabilities...........          5,084                 3,175
                                                  ---------             ---------

DEFERRED INCOME TAXES.........................          200                   200
                                                  ---------             ---------
SHAREHOLDERS' EQUITY
    Common stock, no-par value
      Authorized shares - 10,000,000
      Issued and outstanding shares -
      3,568,385 in 1996 and 1995.............         6,396                 6,396
    Retained earnings.........................       21,030                19,851
    Currency translation adjustments.........          (120)                 (122)
                                                  ---------             ---------
                                                     27,306                26,125
                                                  ---------             ---------
                                                    $32,590               $29,500
                                                  =========             =========


 See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars-unaudited)




                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                               -------------------------     ----------------------
                                                   6/30/96      6/30/95       6/30/96        6/30/95
                                                -----------  -----------   -----------    -----------
NET SALES...............................           $12,127      $12,523       $24,962        $24,392

COST OF SALES...........................             8,174        8,407        16,925         16,469
                                                -----------  -----------   -----------    -----------
     Gross profit.......................             3,953        4,116         8,037          7,923
                                                -----------  -----------   -----------    -----------
OPERATING EXPENSES
  Selling...............................             2,122        2,288         4,350          4,377
  General and administrative............               496          521         1,066          1,006
                                                -----------  -----------   -----------    -----------
     Total operating expenses...........             2,618        2,809         5,416          5,383
                                                -----------  -----------   -----------    -----------
  Income from operations................             1,335        1,307         2,621          2,540
                                                -----------  -----------   -----------    -----------
OTHER INCOME (EXPENSE)
  Interest income.......................                 6           13            20             38
  Interest expense......................                --           (6)           --             (6)
  Other, net............................                 1            4           433              2
                                                -----------  -----------   -----------    -----------
     Total other income.................                 7           11           453             34
                                                -----------  -----------   -----------    -----------

  Income before income taxes............             1,342        1,318         3,074          2,574

PROVISION FOR INCOME TAXES..............               522          515         1,181          1,007
                                                -----------  -----------   -----------    -----------

NET INCOME..............................              $820         $803        $1,893         $1,567
                                                ===========  ===========   ===========    ===========

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING............................         3,568,385    3,568,385     3,568,385      3,568,385
                                                ===========  ===========   ===========    ===========

EARNINGS PER SHARE......................             $0.23        $0.23         $0.53          $0.44
                                                ===========  ===========   ===========    ===========




See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars-unaudited)


                                                                         SIX MONTHS ENDED
                                                                     ------------------------
                                                                        6/30/96    6/30/95
                                                                      ---------   -----------

OPERATING ACTIVITIES
  Net income............................................                 $1,893     $1,567
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Depreciation and amortization.....................                     714        732
     Other.............................................                       2         24
     Cash provided (used) due to changes in
       operating assets and liabilities:
        Accounts receivable and due from affiliates ...                  (2,425)    (3,579)
        Inventories....................................                  (1,277)    (2,308)
        Prepaid expenses ..............................                     (65)       (56)
        Accounts payable, accrued expenses and
         income taxes payable..........................                   1,909       1,446
                                                                      ---------  -----------
         NET CASH PROVIDED (USED) BY OPERATIONS........                     751      (2,174)
                                                                      ---------  -----------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net                          (648)     (1,261)
  Purchases of short-term investments..................                      --        (107)
  Maturities of short-term investments.................                     200       2,165
                                                                      ---------  -----------
        CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       (448)        797
                                                                      ---------  -----------

FINANCING ACTIVITIES
   Dividends paid......................................                    (714)       (714)
   Proceeds from notes payable.........................                      --       2,000
                                                                      ---------  -----------

         CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (714)      1,286
                                                                      ---------  -----------

         DECREASE IN CASH
          AND CASH EQUIVALENTS.........................                    (411)        (91)

Cash and cash equivalents at beginning of period.......                     812         655
                                                                      ---------  -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD...........                    $401        $564
                                                                      =========  ===========




 See accompanying notes to condensed consolidated financial statements.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996


(1) THE CONDENSED CONSOLIDATED BALANCE SHEETS, AS OF JUNE 30, 1996 AND DECEMBER 31, 1995, AND THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND CASH FLOWS FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995, IN THE OPINION OF THE COMPANY, REFLECT ALL ADJUSTMENTS (WHICH, EXCEPT AS NOTED BELOW, INCLUDE ONLY NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS AND CASH FLOWS, AS OF/AND FOR THE PERIODS THEN ENDED. CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS, PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED, PURSUANT TO S.E.C. RULES AND REGULATIONS, ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES ARE ADEQUATE TO MAKE THE INFORMATION PRESENTED NOT MISLEADING. IT IS SUGGESTED THAT THESE CONDENSED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES, THERETO, INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FOR THE YEAR-ENDED DECEMBER 31, 1995.

(2) THE RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996


(3) IT IS THE COMPANY'S POLICY TO TAKE AN ANNUAL PHYSICAL INVENTORY, IN CONJUNCTION WITH THE PREPARATION OF THE ANNUAL FINANCIAL STATEMENTS. AT TIMES, OTHER THAN YEAR-END, IT IS NECESSARY TO ESTIMATE THE BREAKDOWN OF RAW MATERIALS, WORK-IN-PROCESS, AND FINISHED GOODS INVENTORIES. THE ESTIMATE FOR THE PERIOD ENDED JUNE 30, 1996, AND THE COMPONENTS OF THE DECEMBER 31, 1995 INVENTORIES, BASED ON THE PHYSICAL COUNT, BOTH PRIMARILY ON A LIFO BASIS, WERE AS FOLLOWS:

                                             (000'S)

                                         6-30-96  12-31-95
                                         -------  --------
                     FINISHED GOODS       $4,084    $4,112
                     WORK IN PROCESS       8,450     7,488
                     RAW MATERIALS         1,550     1,017
                                         -------  --------
                                         $14,084   $12,617
                     LESS LIFO RESERVE    (2,250)   (2,060)
                                         -------  --------
                     TOTAL AT LIFO COST  $11,834   $10,557
                                         =======  ========


4) IN JUNE 1995 THE COMPANY ENTERED INTO AN UNSECURED LINE OF CREDIT ARRANGEMENT FOR SHORT TERM DEBT WITH A FINANCIAL INSTITUTION. UNDER THE TERMS OF THIS AGREEMENT THE COMPANY MAY BORROW UP TO $5 MILLION ON SUCH TERMS THAT THE COMPANY AND FINANCIAL INSTITUTION MAY MUTUALLY AGREE TO. THERE ARE NO REQUIREMENTS FOR COMPENSATING BALANCES OR RESTRICTIONS OF ANY KIND INVOLVED IN THIS ARRANGEMENT.

     THERE WERE NO BORROWINGS OUTSTANDING AT JUNE 30, 1996 AND DECEMBER 31,
     1995.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                 JUNE 30, 1996

RESULTS OF OPERATIONS:
NET SALES WERE $12,127,000 FOR THE THREE MONTHS ENDED JUNE 30, 1996, COMPARED WITH $12,523,000 FOR THE SAME PERIOD OF LAST YEAR. THE SALES DECLINE FOR THE SECOND QUARTER IS DUE TO A DECREASE IN DEMAND FOR PARKER SWEEPER PRODUCTS DUE TO ADVERSE SPRING WEATHER CONDITIONS, PARTIALLY OFFSET BY A 5% PRICE INCREASE INSTITUTED IN THE FIRST QUARTER. FOR THE FIRST SIX MONTHS OF 1996, NET SALES INCREASED 2.3% TO $24,962,000 FROM $24,392,000, PRIMARILY ON STRONG SALES THROUGH OUR DOMESTIC DEALER ORGANIZATION.

FOR THE THREE MONTHS ENDED JUNE 30, 1996, GROSS PROFIT DECREASED $163,000 AS COMPARED WITH LAST YEAR AS THE RESULT OF THE SALES DECLINE. THE DECREASE WAS OFFSET IN PART BY THE AFOREMENTIONED 5% PRICE INCREASE INSTITUTED IN THE FIRST QUARTER. AS A RESULT OF THIS BETTER PRICING ENVIRONMENT GROSS PROFIT FOR THE SIX MONTHS ENDED JUNE 30, 1996, INCREASED 1.4% TO $8,037,000 AS COMPARED TO 1995.

OPERATING EXPENSES WERE $2,618,000 FOR THE SECOND QUARTER ENDED JUNE 30, 1996, AS COMPARED TO $2,809,000 FOR THE SECOND QUARTER, 1995. THIS 6.8% DECREASE WAS DUE TO LOWER ADVERTISING AND SALES PROMOTION EXPENSES. OPERATING EXPENSES FOR THE FIRST SIX MONTHS OF 1996 WERE $5,416,000 AS COMPARED TO $5,383,000 FOR THE SAME PERIOD IN 1995.

INTEREST INCOME WAS $6,000 FOR THE SECOND QUARTER ENDED 1996, AND $20,000 FOR THE FIRST SIX MONTHS OF 1996, AS COMPARED WITH $13,000 AND $38,000, RESPECTIVELY, FOR THE COMPARABLE PERIODS OF 1995. THIS DECREASE FOR THE QUARTER IS ATTRIBUTABLE TO A DECREASE IN FUNDS AVAILABLE FOR INVESTMENT. INTEREST EXPENSE RELATED TO SHORT TERM BORROWINGS UNDER THE AFOREMENTIONED LINE OF CREDIT WHICH BEGAN IN JUNE 1995 WERE $6,000 FOR THE SECOND QUARTER ENDED 1995. OTHER INCOME, NET WAS $1,000 FOR THE SECOND QUARTER ENDED 1996, AND $433,000 FOR THE FIRST SIX MONTHS OF 1996 COMPARED TO OTHER INCOME, NET OF $4,000 AND $2,000, RESPECTIVELY, FOR THE COMPARABLE PERIODS OF 1995. INCLUDED IN 1996 INCOME IS THE GAIN RECOGNIZED ON THE SALE OF THE REMAINING PORTION OF OUR FORMER ST. PAUL MANUFACTURING FACILITY DURING THE FIRST QUARTER.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
                                 JUNE 30, 1996

NET INCOME FOR THE SECOND QUARTER ENDED JUNE 30, 1996 INCREASED 2.1% TO $820,000 OR 23 CENTS PER SHARE, UP FROM $803,000, ALSO 23 CENTS PER SHARE IN THE SECOND QUARTER, 1995. FOR THE SIX MONTHS ENDED JUNE 30, 1996, NET INCOME WAS $1,893,000 OR 53 CENTS PER SHARE, UP 20.8% FROM $1,567,000 OR 44 CENTS PER SHARE FOR THE FIRST HALF OF 1995.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:
THE COMPANY HAD WORKING CAPITAL OF $18.4 MILLION AT JUNE 30, 1996 AND $17.1 MILLION AT DECEMBER 31, 1995. THIS REPRESENTS A CURRENT RATIO OF 4.6 AND 6.4 FOR THESE PERIODS, RESPECTIVELY.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS REPRESENTED 2.5% AND 6.2% OF THIS WORKING CAPITAL AT JUNE 30, 1996 AND DECEMBER 31, 1995 WHICH, WHEN NOT IN USE, IS INVESTED IN BANK CERTIFICATES OF DEPOSIT, EURO DOLLAR CERTIFICATE INVESTMENTS, AND A MANAGED PORTFOLIO OF HIGH QUALITY VARIABLE RATE NOTES AND TAX-EXEMPT SEVEN DAY BONDS. THIS DECREASE IS DUE PRIMARILY TO THE USE OF CASH TO PURCHASE INVENTORIES RELATED PRIMARILY TO NEW PRODUCT INTRODUCTIONS.

THE COMPANY HAD SHAREHOLDERS' EQUITY OF $27.3 MILLION AT JUNE 30, 1996 AND $26.1 MILLION AT DECEMBER 31, 1995 WHICH, WHEN COMPARED TO TOTAL LIABILITIES, REPRESENTED AN EQUITY TO LIABILITY RATIO OF 5.2 AND 7.7, RESPECTIVELY.

THE COMPANY HAS NO DEBT, MORE THAN SUFFICIENT CAPITAL RESOURCES, AND IS IN A STRONG FINANCIAL POSITION TO MEET BUSINESS AND LIQUIDITY NEEDS AS THEY ARISE. THE COMPANY FORESEES NO UNUSUAL FUTURE EVENTS THAT WILL MATERIALLY CHANGE THE AFOREMENTIONED SUMMARIZATION.

                        MINUTEMAN INTERNATIONAL, INC.

                               AND SUBSIDIARIES


                         PART II - OTHER INFORMATION


                                JUNE 30, 1996






(4) SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    ON APRIL 12, 1996 THE ANNUAL SHAREHOLDERS MEETING WAS HELD, AT WHICH TIME THE FOLLOWING WERE VOTED ON AND APPROVED:

    1.  THE FOLLOWING WERE ELECTED DIRECTORS FOR 1996:

        JEROME E. RAU           TYLL NECKER

        FREDERICK W. HOHAGE     FRANK R. REYNOLDS

        JAMES C. SCHRADER, JR.

    2. THE APPOINTMENT OF ERNST & YOUNG LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR 1996.



ITEM 6(b):

A FORM 8-K WAS NOT FILED FOR THE QUARTER ENDED JUNE 30, 1996.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                 JUNE 30, 1996

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