Form 10-Q
period 1996-09-30
MINUTEMAN INTERNATIONAL INC
filed 1996-11-12
CIK 810876

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1996

                         Commission File Number 0-15582

                         MINUTEMAN INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant, as Specified in its Charter)

           ILLINOIS                                36-2262931
--------------------------------------------------------------------------------
(State or other Jurisdiction of         (I.R.S. Employer Identification
 Incorporation or Organization)          Number)


111 SOUTH ROHLWING ROAD ADDISON, IL                  60101
--------------------------------------------------------------------------------
(Address of Principal Executive                    (Zip Code)
 Offices)

Registrant's Telephone Number, Including Area Code:  (630) 627-6900


                                   No Change
--------------------------------------------------------------------------------
(Former Name, Address, or Fiscal Year, if Changed Since Last
 Reports)

Indicate, by check mark, whether the Registrant

      (1)  has filed all reports required to be filed by
           Section 13 or 15(d) of the Securities Exchange Act of
           1934, during the preceding 12 months, and

      (2) has been subject to such filing requirements for the past 90 days.

      Yes       XXXX                  No
          ------------------             ------------------

On September 30, 1996, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION
                      MINUTEMAN INTERNATIONAL, INC. AND
                                SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 and DECEMBER 31, 1995
                          (in thousands of dollars)

                                                            Unaudited   Audited
                ASSETS                                       9/30/96   12/31/95
                                                            ---------  --------


CURRENT ASSETS:
  Cash & Cash equivalents                                       $718      $812
  Short-term investments                                         680       258
  Accounts receivable, less allowances of
   $510 in 1996 and $372 in 1995                              10,145     7,914
  Due from affiliates                                            581       306
  Inventories (Note 3)                                        10,640    10,557
  Prepaid expenses                                               144       100
  Deferred income taxes                                          370       370
                                                             -------   -------
      Total Current Assets                                    23,278    20,317
                                                             -------   -------
PROPERTY, PLANT AND EQUIPMENT, at cost                        17,731    17,063
Accumulated depreciation                                       9,074     8,116
                                                             -------   -------
      Net property, plant and equipment                        8,657     8,947
                                                             -------   -------
OTHER ASSETS                                                     223       236
                                                             -------   -------
                                                             $32,158   $29,500
                                                             =======   =======
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $1,879    $1,287
  Accrued expenses                                             2,222     1,736
  Income taxes payable                                           205       152
                                                             -------   -------
      Total Current Liabilities                                4,306     3,175
                                                             -------   -------
DEFERRED INCOME TAXES                                            200       200
                                                             -------   -------
SHAREHOLDERS' EQUITY
  Common stock, no-par value
   Authorized shares - 10,000,000
   Issued and outstanding shares -
   3,568,385 in 1996 and 1995                                  6,396     6,396
  Retained earnings                                           21,375    19,851
  Currency translation adjustments                              (119)     (122)
                                                             -------   -------
                                                              27,652    26,125
                                                             -------   -------
                                                             $32,158   $29,500
                                                             =======   =======


See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars-unaudited)


                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                              --------------------- -------------------
                                                9/30/96   9/30/95    9/30/96   9/30/95
                                              ---------- ---------- --------- ---------
NET SALES                                        $12,607    $11,576   $37,569   $35,968
COST OF SALES                                      8,689      8,122    25,614    24,591
                                              ---------- ---------- --------- ---------
     Gross profit                                  3,918      3,454    11,955    11,377
                                              ---------- ---------- --------- ---------
OPERATING EXPENSES
  Selling                                          2,278      2,167     6,628     6,544
  General and administrative                         578        464     1,644     1,470
                                              ---------- ---------- --------- ---------
     Total operating expenses                      2,856      2,631     8,272     8,014
                                              ---------- ---------- --------- ---------
  Income from operations                           1,062        823     3,683     3,363
                                              ---------- ---------- --------- ---------
OTHER INCOME (EXPENSE)
  Interest income                                      6          8        26        46
  Interest expense                                     -        (30)        -       (36)
  Other, net                                          42         39       475        41
                                              ---------- ---------- --------- ---------
     Total other income                               48         17       501        51
                                              ---------- ---------- --------- ---------
Income before income taxes                         1,110        840     4,184     3,414

PROVISION FOR INCOME TAXES                           407        250     1,588     1,257
                                              ---------- ---------- --------- ---------
NET INCOME                                          $703       $590    $2,596    $2,157
                                              ========== ========== ========= =========
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           3,568,385  3,568,385 3,568,385 3,568,385
                                              ========== ========== ========= =========
EARNINGS PER SHARE                                 $0.20      $0.16     $0.73     $0.60
                                              ========== ========== ========= =========


See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands of dollars-unaudited)


                                                           NINE MONTHS ENDED
                                                          --------------------
                                                          9/30/96      9/30/95
                                                          -------      -------
OPERATING ACTIVITIES
  Net income                                               $2,596       $2,157
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation and amortization                           1,079        1,049
    Other                                                      (2)          48
    Cash provided (used) due to changes in
     operating assets and liabilities:
      Accounts receivable and due from affiliates          (2,506)      (3,002)
      Inventories                                             (83)      (2,617)
      Prepaid expenses                                        (44)          53
      Accounts payable, accrued expenses and
       Income taxes payable                                 1,131        1,823
                                                          -------      -------
          NET CASH PROVIDED (USED) BY OPERATIONS            2,171         (489)
                                                          -------      -------

INVESTING ACTIVITIES

  Purchases of property, plant and equipment, net            (773)      (2,267)
  Purchases of short-term investments                        (622)        (100)
  Maturities of short-term investments                        200        2,210
                                                          -------      -------
          CASH USED BY INVESTING ACTIVITIES                (1,195)        (157)
                                                          -------      -------
FINANCING ACTIVITIES
  Dividends paid                                           (1,070)      (1,070)
  Proceeds from notes payable                                  --        1,500
                                                          -------      -------

          CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (1,070)         430
                                                          -------      -------
     DECREASE IN CASH
          AND CASH EQUIVALENTS                                (94)        (216)

Cash and cash equivalents at beginning of period              812          655
                                                          -------      -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $718         $439
                                                          =======      =======



See accompanying notes to condensed consolidated financial statements.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


(1) The Condensed Consolidated Balance Sheets, as of September 30, 1996 and December 31, 1995, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended September 30, 1996 and 1995, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1995.

(2) The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended September 30, 1996, and the components of the December 31, 1995 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

                        9-30-96  12-31-95
                        (000's)   (000's)
                        -------  --------

    Finished Goods       $3,940    $4,112

    Work In Process       7,750     7,488

    Raw Materials         1,025     1,017
                        -------  --------
                        $12,715   $12,617
    Less LIFO Reserve    (2,075)   (2,060)
                        -------  --------

    Total at LIFO Cost  $10,640   $10,557
                        =======  ========


(4) In June 1995 the Company entered into an unsecured Line of Credit arrangement for short term debt with a financial institution. Under the terms of this agreement the Company may borrow up to $5 million on such terms that the Company and financial institution may mutually agree to. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

     There were no borrowings outstanding at September 30, 1996 and December 31, 1995.
                                     - 5 -

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               SEPTEMBER 30, 1996

RESULTS OF OPERATIONS:
Net sales were $12,607,000 for the three months ended September 30, 1996, compared with $11,576,000 for the same period of last year. For the first nine months of 1996, net sales increased 4.5% to $37,569,000 from $35,968,000 for 1995. The increase was fueled by strong dealer demand both domestically and internationally and was strong across all product lines including Parker Sweeper Company's litter vacuums and lawn-care products, which had been unfavorably affected by inclement weather during the first half of this year.

Gross profit increased $464,000 for the 1996 Third Quarter, as compared with last year due to higher sales volume combined with a 5% price increase instituted in the first quarter. As a result of this better pricing environment gross profit for the nine months ended September 30, 1996, increased 5.1% to $11,955,000 as compared to 1995.

Operating expenses were $2,856,000 for the Third Quarter ended September 30, 1996, as compared to $2,631,000 for the Third Quarter, 1995. This 8.6% increase was due to higher personnel and benefit expenses and professional fees. Operating expenses for the first nine months of 1996 were $8,272,000 as compared to $8,014,000 for the same period in 1995.

Interest income was $6,000 for the Third Quarter ended 1996, and $26,000 for the first nine months of 1996, as compared with $8,000 and $46,000 respectively, for the comparable periods of 1995. This decrease for the quarter is attributable to a decrease in funds available for investment. Interest expense related to short term borrowings under the aforementioned Line of Credit which began in June 1995 was $30,000 for the quarter and $36,000 for the first nine months of 1995. Other income, net was $42,000 for the Third Quarter ended 1996, and $475,000 for the first nine months of 1996 compared to other income, net of $39,000 and $41,000 respectively, for the comparable periods of 1995. Included in 1996 income is the gain recognized on the sale of the remaining portion of our former St. Paul manufacturing facility during the First Quarter.
                                     - 6 -

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
                               SEPTEMBER 30, 1996

Net income for the Third Quarter ended September 30, 1996 increased 19.2% to $703,000 or 20 cents per share, up from $590,000, or 16 cents per share in the Third Quarter, 1995. For the nine months ended September 30, 1996, net income was $2,596,000 or 73 cents per share, up 20.4% from $2,157,000 or 60 cents per share for the first nine months of 1995.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:
The Company had working capital of $19.0 million at September 30, 1996 and $17.1 million at December 31, 1995. This represents a current ratio of 5.4 and
6.4 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 7.4% and 6.2% of this working capital at September 30, 1996 and December 31, 1995 which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This increase is due primarily to an increase in funds available for investment.

The Company had shareholders' equity of $27.7 million at September 30, 1996 and $26.1 million at December 31, 1995 which, when compared to total liabilities, represented an equity to liability ratio of 6.1 and 7.7, respectively.

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

                               SEPTEMBER 30, 1996

(4)  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to vote of security holders during the Quarter ended September 30, 1996

Item 6(b):
A Form 8-K  was not filed for the Quarter ended September 30, 1996.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                               SEPTEMBER 30, 1996



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