Form 10-K
period 1996-12-31
MINUTEMAN INTERNATIONAL INC
filed 1997-03-17
CIK 810876

                                  FORM 10 - K

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                            -----------------------



(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          ----------------------------------------------------
COMMISSION FILE NUMBER    0-15582
                          ----------------------------------------------------

                        MINUTEMAN INTERNATIONAL, INC.
--------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS ARTICLES OF INCORPORATION)


           ILLINOIS                                              36-2262931
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


111 SOUTH ROHLWING ROAD, ADDISON, ILLINOIS                      60101
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  630-627-6900
                                                    ----------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value
--------------------------------------------------------------------------------
                             (TITLE OF EACH CLASS)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X  Yes        No
                                            ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [   ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997:

Common stock, no par value, $6,434,000
--------------------------------------------------------------------------------

The number of shares outstanding of the issuer's class of common stock as of March 1, 1997:

Common stock, no par value,  3,568,385 shares
--------------------------------------------------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report for the year ended December 31, 1996, are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement for the Annual Shareholders Meeting to be held April 25, 1997, are incorporated by reference into Part III.

PART I
-------

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

Parker Sweeper Company, acquired in 1992, manufactures a full line of litter vacuums as well as an extensive array of lawn and turf debris handling equipment. Effective December 30, 1994, Parker Sweeper Company, formerly a wholly-owned subsidiary, was merged into the Company and operates as a division.

Additional information pertaining to new products is incorporated herein by reference on pages 5 through 16 of the 1996 Annual Report for the year ended December 31, 1996.

Marketing and Distribution

The Company manufactures and distributes its products throughout the world.
The distribution process in the United States is primarily through the more than 300 active dealers and its two sales branches. The Company distributes its products in Canada through Minuteman Canada, Inc. a wholly-owned subsidiary. The Company sells its products to Hako-Werke subsidiaries in Japan, Australia and certain European countries. Export of other products is conducted through the headquarter office in Addison, Illinois. Sales to affiliated and unaffiliated customers in foreign countries aggregated to $11,173,000, $11,063,000 and $9,037,000 in 1996, 1995 and 1994,
respectively. The Company's equipment is sold under Minuteman International, Minuteman and Parker Sweeper trade names. The chemical cleaning and coating products are manufactured by Minuteman International, Inc. and sold under Multi-Clean trade name. Substantially all of the Company's commercial equipment is manufactured at its Illinois production facilities in Addison and Hampshire. All of the Company's industrial equipment is imported from Germany. All of the Company's chemical cleaning and coating products are produced at its Shoreview, Minnesota facility.

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

Patents and Trademarks

Currently, the Company has 20 United States and 8 international patents. Although the Company generally seeks to obtain patents where appropriate, it does not consider the successful conduct of its business in general to be dependent on any of its patents or patent applications. By agreement dated March 1, 1994, with Hako-Werke, the Company agreed to discontinue the use of the "Hako" trademark on any products intended for sale in any country. It was further agreed that the Company and Hako-Werke would be free to market and distribute each of their products throughout the world, however, Hako-Werke would not export products bearing the trademark "Hako" into North America before April 30, 1996.

Minuteman International, Inc. is owner of the United States and Canadian registrations for the Multi-Clean and Parker Sweeper trade names. The Minuteman trademark is registered in the United States and Canada. The Parker trademark is registered in the United States and Canada.

Working Capital

The Company had working capital of $19.2 Million at December 31, 1996. Cash, cash equivalents and short term investments represented 18.8% of the working capital which when not in use, is invested in bank certificates of deposit, Eurodollar certificate investments, a managed portfolio of high quality, variable rate notes and tax exempt seven day bonds.

Backlog

The Company's backlog of orders was approximately $3.1 Million at December 31, 1996 and 1995, respectively. The Company anticipates that substantially all of the 1996 backlog will be delivered during 1997. In the opinion of Management, fluctuations in the amount of its backlog are not necessarily indicative of intermediate or long-term trends in the Company's business.

Research and Development

The Company expended approximately $1,146,000 $1,085,000 and $861,000 in research and development activities during 1996, 1995 and 1994, respectively.

Employees

The Company has 258 full time employees. The facilities in Addison, Illinois and Shoreview, Minnesota, have approximately 105 hourly paid employees who are covered by local collective bargaining agreements. These agreements expire in May 1998 and October 1998, respectively. The Company believes that the current employee relations are excellent. The Company plans to hire additional employees during 1997 as are justified by the needs of the business.

Environmental Matters

The Company's operations are subject to various federal, state and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components. The Company believes that it is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection are not expected to be material in amount for 1997 or thereafter.

Item 2. PROPERTIES

The Company owns or leases the following properties in its operations:

                                                                                Owned
Location                       Size  (sq. ft.)              Use               or Leased
---------------------------------------------------------------------------------------
Addison, IL                    112,230  (Bldg.)    Office, manufacturing,
                               254,300  (Land)     Warehouse, sales, service    Owned

Villa Park, IL                   6,135  (Bldg.)    Warehouse, sales service     Leased

Hampshire, IL                  100,000  (Bldg.)    Manufacturing, warehouse
                               871,200  (Land)                                  Owned

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

In October, 1993, the Company purchased 20 acres of vacant land in Hampshire, Illinois. In July of 1994, a 50,000 square foot facility was completed and was fully operational in December 1994 when manufacturing of Parker Sweeper products were relocated from the former Springfield, Ohio location. In August of 1995, a 50,000 square foot addition to this facility was completed. With the acquisition of this property, the Company anticipates expanding the services currently provided.

The Villa Park, Illinois lease term expires December 31, 2000. The Dollard des Ormeaux, Quebec lease term expires December 31, 1997. The Mississauga, Ontario lease term expires on January 31, 1998. The Company believes that failure to obtain the renewal of any lease would not have a material adverse effect on its business.

Item 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business. The outcome of these matters will not, in the opinion of Management, have a material adverse effect on the business or financial condition of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1996, the Company did not submit any matter to a vote of shareholders through the solicitation of proxies or otherwise.

Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Common stock market prices and dividends on page 24 of the Annual Report for the year ended December 31, 1996, are incorporated herein by reference.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The Selected Consolidated Financial Data on page 24 and the Notes to Consolidated Financial Statements on pages 21 through 23 of the Annual Report for the year ended December 31, 1996, are incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 and 18 of the Annual Report for the year ended December 31, 1996, are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements included on pages 18 through 20 and the Notes to Consolidated Financial Statements on pages 21 through 23 of the Annual Report for the year ended December 31, 1996, are incorporated herein by reference.

Quarterly Results of Operations on page 23 of the Annual Report for the year ended December 31, 1996, is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's auditors on accounting and financial disclosure.

Part III

Item 10.  DIRECTORS AND OFFICERS OF THE COMPANY

The information contained on pages 2 through 4 of Minuteman International, Inc.'s Proxy Statement dated March 15, 1997, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

Item 11.  EXECUTIVE COMPENSATION

The information contained on pages 5 and 6 of Minuteman International Inc.'s Proxy Statement dated March 15, 1997, with respect to Executive Compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The information contained on page 2 of Minuteman International Inc.'s Proxy Statement dated March 15, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 2 through 7 of Minuteman International Inc.'s Proxy Statement dated March 15, 1997, with respect to certain relationships and related transactions, are incorporated herein by reference in response to this item.

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

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed in the fourth quarter of 1996;

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

                                        Minuteman International, Inc.
                                        -----------------------------
                                                (Registrant)



Date:  March 15, 1997              By:
                                        ----------------------------
                                        Jerome E. Rau, President and
                                        Chief Executive Officer


                                   By:
                                        ----------------------------
                                        Thomas J. Nolan,
                                        Chief Financial Officer,
                                        Secretary and Treasurer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



-------------------------------------
Jerome E. Rau
President, Chief Executive Officer,
and Director



-------------------------------------
Tyll Necker, Director



-------------------------------------
Frederick W. Hohage, Director



-------------------------------------
Frank Reynolds, Director



-------------------------------------
James C. Schrader, Jr. Director

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a) (1) AND (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1996

                         MINUTEMAN INTERNATIONAL, INC.

                               ADDISON, ILLINOIS

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Minuteman International, Inc.



We have audited the accompanying consolidated balance sheets of Minuteman International, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minuteman International, Inc. and subsidiaries at December 31, 1996 and 1995, and consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                            Ernst & Young LLP
                                                            Chicago, Illinois
                                                            February 13, 1997

ITEM 14(a) (1) AND (2)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

December 31, 1996

The following consolidated financial statements of Minuteman International, Inc. and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

     Consolidated Balance Sheets -  December 31, 1996
       and 1995

     Consolidated Statements of Income - Years ended
       December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity -
       Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows -
       Years Ended December 31, 1996, 1995 and 1994

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

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES



                                       COL. A             COL. B          COL. C         COL. D        COL. E
---------------------------------------------------------------------------------------------------
                                                                  Additions              Deductions
                                                          --------------------------     ----------

                                                                          Charged to
                                          Balance at      Charged to      Other                        Balance
                                          Beginning of    Costs and       Accounts -                   at End of
Description                               Period          Expenses        Describe       Describe(1)   Period
-------------------------------------     ------------    ----------      ----------     -----------   ---------
Year Ended December 31, 1996
-------------------------------------
Reserves and allowances deducted from
asset accounts:
 Allowance for uncollectible accounts      $372,000        104,000         ------         125,000      $351,000

Year Ended December 31, 1995
-------------------------------------
Reserves and allowances deducted from
asset accounts:
 Allowance for uncollectible accounts      $400,000         66,000         ------          94,000      $372,000

Year Ended December 31, 1994
-------------------------------------
Reserves and allowances deducted from
asset accounts:
 Allowance for uncollectible accounts      $385,000        213,000         ------         198,000      $400,000


Note 1 --Uncollectible accounts written off, net of recoveries.

                         MINUTEMAN INTERNATIONAL, INC.

                                 EXHIBIT INDEX
                      -----------------------------------
                   (Pursuant to Item 601 of Regulations S-K)


NO.    DESCRIPTION AND PAGE OR INCORPORATION REFERENCE
---    -----------------------------------------------

       Certificate of Incorporation and By-Laws
       ----------------------------------------

3 (a) Certificate of Incorporation (incorporated herein by reference to Exhibit 3 (a) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

3 (b) By-laws (incorporated herein by reference to Exhibit 3 (b) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

       Instruments Defining the Rights of Security Holders,
       Including Indentures
       --------------------

4 (a) Specimen Certificate for Common Stock, no par value (incorporated herein by reference to Exhibit 4 of the Registrant's For S-18 Registration Statement, Registration Number 33-11858).

       Material Contracts
       ------------------

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

10 (f) Agreement dated March 1, 1994 with respect to worldwide distribution/ marketing and trademarks between the Company and Hako-Werke International GmbH. Incorporated herein by reference to Exhibit 10 (f) at Page 18 of Form 10-K Annual Report for fiscal year ended December 31, 1994.


       Statement re. Computation of Per Share Earnings
       -----------------------------------------------

11 Statement re. computation of per share earnings. See Note B of the Notes to Consolidated Financial Statements on Page 21 of the Annual Report for the year ended December 31, 1996 (incorporated herein by reference).

       Annual Report to Security Holders
       ---------------------------------

13 The Company's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

       Subsidiaries of the Registrant
       ------------------------------

22 (a) Subsidiaries of the Registrant
       (included herein at Page 17).

-------------------------------------------------------------------------







Minuteman International, Inc. will furnish any of the aforementioned exhibits indicated above to requesting security holders upon written request.