Form 10-Q
period 1997-03-31
MINUTEMAN INTERNATIONAL INC
filed 1997-05-13
CIK 810876

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)


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

      YES         XXXX                  NO __________________
          -----------------

ON MARCH 31, 1997, THERE WERE 3,568,385 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                        PART I - FINANCIAL INFORMATION
                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 and DECEMBER 31, 1996
                          (in thousands of dollars)


                                              Unaudited        Audited
                                               3/31/97         12/31/96

                  ASSETS                      ----------      ----------
CURRENT ASSETS:
  Cash & Cash equivalents.................      $   355         $ 1,475
  Short-term investments..................        1,099           2,141
  Accounts receivable, less allowances of
   $397 in 1997 and $351 in 1996..........       11,327           8,957
  Due from affiliates.....................          713             356
  Inventories (Note 3)....................       10,950           8,591
  Prepaid expenses........................           92             138
  Deferred income taxes...................          440             440

                                              ----------      ----------
        Total Current Assets..............       24,976          22,098

                                              ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost....       18,349          17,803
Accumulated depreciation..................        9,551           9,155

                                              ----------      ----------
        Net property, plant and equipment.        8,798           8,648

                                              ----------      ----------
OTHER ASSETS..............................          217             222

                                              ----------      ----------
                                                $33,991         $30,968
                                              ==========      ==========


   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable........................      $ 3,151         $ 1,061
  Accrued expenses........................        1,883           1,762
  Income taxes payable....................          560              91

                                              ----------      ----------
        Total Current Liabilities.........        5,594           2,914

                                              ----------      ----------

DEFERRED INCOME TAXES.....................          200             200

                                              ----------      ----------
SHAREHOLDERS' EQUITY
  Common stock, no-par value
   Authorized shares - 10,000,000
   Issued and outstanding shares -
   3,568,385 in 1997 and 1996.............        6,396           6,396
  Retained earnings.......................       21,940          21,585
  Currency translation adjustments........         (139)           (127)

                                              ----------      ----------
                                                 28,197          27,854

                                              ----------      ----------
                                                $33,991         $30,968
                                              ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars-unaudited)




                                                 THREE MONTHS ENDED

                                              -------------------------
                                               3/31/97         3/31/96
                                              ---------       ---------
NET SALES.......................                $14,094         $12,835

COST OF SALES...................                  9,732           8,751

                                              ---------       ---------
  Gross profit..................                  4,362           4,084

                                              ---------       ---------
OPERATING EXPENSES
  Selling.......................                  2,568           2,228
  General and administrative....                    601             570

                                              ---------       ---------
    Total operating expenses....                  3,169           2,798

                                              ---------       ---------
  Income from operations........                  1,193           1,286

                                              ---------       ---------
OTHER INCOME
  Interest income...............                     31              14
  Other, net....................                     10             432

                                              ---------       ---------
    Total other income..........                     41             446

                                              ---------       ---------

  Income before income taxes....                  1,234           1,732

PROVISION FOR INCOME TAXES......                    486             659

                                              ---------       ---------

NET INCOME......................                $   748         $ 1,073
                                              =========       =========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING............              3,568,385       3,568,385
                                              =========       =========

EARNINGS PER SHARE..............                $  0.21         $  0.30
                                              =========       =========










See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands of dollars-unaudited)




                                                                       THREE MONTHS ENDED
                                                                      --------------------
                                                                      3/31/97      3/31/96
                                                                      -------      -------
OPERATING ACTIVITIES
  Net income..................................................           $748       $1,073
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation and amortization.............................            401          366
    Other.....................................................            (12)           5
    Cash provided (used) due to changes in operating
     assets and liabilities:
      Accounts receivable and due from affiliates.............         (2,727)      (2,109)
      Inventories.............................................         (2,359)        (772)
      Prepaid expenses........................................             46          (62)
      Accounts payable, accrued expenses and income
       taxes payable..........................................          2,680        2,187
                                                                      -------      -------

              NET CASH PROVIDED (USED) BY OPERATIONS..........         (1,223)         688
                                                                      -------      -------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net.............           (546)        (391)
  Purchases of short-term investments.........................              0            0
  Maturities of short-term investments........................          1,042          112
                                                                      -------      -------

               CASH PROVIDED (USED) BY INVESTING ACTIVITIES...            496         (279)
                                                                      -------      -------
FINANCING ACTIVITIES
  Dividends paid..............................................           (393)        (357)
                                                                      -------      -------
               CASH USED BY FINANCING ACTIVITIES..............           (393)        (357)
                                                                      -------      -------

       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......         (1,120)          52

Cash and cash equivalents at beginning of period..............          1,475          812
                                                                      -------      -------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD...................           $355         $864
                                                                      =======      =======



See accompanying notes to condensed consolidated financial statements.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


(1) The Condensed Consolidated Balance Sheets, as of March 31, 1997 and December 31, 1996, and the Condensed Consolidated Statements of Income and Cash Flows for the three month periods ended March 31, 1997 and 1996, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1996.

(2) The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended March 31, 1997, and the components of the December 31, 1996 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:



                    3-31-97  12-31-96
                    (000'S)   (000'S)
                    -------  --------

Finished Goods       $3,930    $3,136

Work In Process       7,905     6,374

Raw Materials         1,260     1,053
                    -------  --------
                    $13,095   $10,563
Less LIFO Reserve    (2,145)   (1,972)
                    -------  --------

Total at LIFO Cost  $10,950    $8,591
                    =======  ========


(4) The Company entered into an unsecured Line of Credit arrangement for short-term debt with a financial institution, which expires May, 1997. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

   There were no borrowings outstanding at March 31, 1997 and December 31, 1996.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                 MARCH 31, 1997

RESULTS OF OPERATIONS:
The Company achieved record sales for the first quarter 1997 and representing an increase of 9.8% over the same period a year ago. Sales were especially strong in North America and were aided by promotional initiatives instituted to gain market share. The impact of the strong dollar adversely affected international sales as they were down slightly during this current quarter. Response to our product introductions were strong as were sales across most product lines, in particular carpet care equipment and automatic scrubbers.


Operating profits for the current quarter were down 7.2% due to a number of factors. First, while higher sales volumes were achieved, profits on these were reduced due to absorbing some supplier increases and a shift in product mix to less profitable items. Secondly, cost associated with the promotional initiatives aimed at gaining market share and higher personnel expenses, particularly group insurance, contributed to this reduction in profits. Finally, profits were further restricted due to the cost associated with our investment in establishing Multi-Clean as a separate division to handle our entire line of chemical cleaning products. While this investment will hamper profits the remainder of this year the long term benefits associated with this reorganization should improve sales and profitability in the years to come.


Net interest income was $31,000 for the First Quarter ended 1997, as compared with $14,000 for the comparable period of 1996. This increase is attributable to an increase in investable funds. Other income was $10,000 for the First Quarter of 1997 compared to $432,000 for the First Quarter of 1996. The decrease is primarily due to the gain recognized on the sale of the remaining portion of our former St. Paul manufacturing facility in 1996.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
                                 MARCH 31, 1997


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:
The Company had working capital of $19.4 million at March 31, 1997 and $19.2 million at December 31, 1996. This represents a current ratio of 4.5 and 7.6 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 7.5% and 18.8% of this working capital at March 31, 1997 and December 31, 1996 which, when not in use, is invested in bank certificates of deposit, euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This decrease is due primarily to significantly higher sales during the first quarter of 1997 causing higher receivables and the use of cash to replenish inventories which were lower than normal at year end.

The Company had shareholders' equity of $28.2 million at March 31, 1997 and $27.9 million at December 31, 1996 which, when compared to total liabilities, represented an equity to liability ratio of 4.9 and 8.9, respectively.

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

                                 MARCH 31, 1997



(4)  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to vote of security holders during the Quarter ended March 31, 1997.

ITEM 6(b):

A Form 8-K was not filed for the Quarter ended March 31, 1997.

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