Form 10-Q
period 1997-06-30
MINUTEMAN INTERNATIONAL INC
filed 1997-08-07
CIK 810876

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1997

                         Commission File Number 0-15582

                         MINUTEMAN INTERNATIONAL, INC.
------------------------------------------------------------
            (Exact Name of Registrant, as Specified in its Charter)

    ILLINOIS                            36-2262931
------------------------------------------------------------
(State or other Jurisdiction of    (I.R.S. Employer Identification
 Incorporation or Organization)     Number)


 111 SOUTH ROHLWING ROAD ADDISON, IL             60101
------------------------------------------------------------
(Address of Principal Executive                (Zip Code)
 Offices)

Registrant's Telephone Number, Including Area Code:  (630) 627-6900


                                   No Change
------------------------------------------------------------
(Former Name, Address, or Fiscal Year, if Changed Since Last
 Reports)

Indicate, by check mark, whether the Registrant

      (1)  has filed all reports required to be filed by
           Section 13 or 15(d) of the Securities Exchange Act of
           1934, during the preceding 12 months, and

      (2) has been subject to such filing requirements for the past 90 days.

      Yes     XXXX          No
          ------------         ------------

On June 30, 1997, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION
                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 and DECEMBER 31, 1996
                          (in thousands of dollars)

                                                 Unaudited          Audited
                                                  6/30/97           12/31/96
                 ASSETS                          ---------          --------
CURRENT ASSETS:
  Cash & Cash equivalents..................           $901            $1,475
  Short-term investments...................            257             2,141
  Accounts receivable, less allowances of
   $427 in 1997 and $351 in 1996...........         12,690             8,957
  Due from affiliates......................            669               356
  Inventories (Note 3).....................         11,775             8,591
  Prepaid expenses.........................            104               138
  Deferred income taxes....................            440               440
                                                 ---------          --------
        Total Current Assets...............         26,836            22,098
                                                 ---------          --------
PROPERTY, PLANT AND EQUIPMENT, at cost.....         19,183            17,803
Accumulated depreciation...................          9,927             9,155
                                                 ---------          --------
        Net property, plant and equipment..          9,256             8,648
                                                 ---------          --------
OTHER ASSETS...............................            213               222
                                                 ---------          --------
                                                   $36,305           $30,968
                                                 =========          ========


  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable............................         $1,500            $ --
  Accounts payable.........................          3,813             1,061
  Accrued expenses.........................          1,713             1,762
  Income taxes payable.....................            414                91
                                                 ---------          --------
        Total Current Liabilities..........          7,440             2,914
                                                 ---------          --------

DEFERRED INCOME TAXES......................            200               200
                                                 ---------          --------
SHAREHOLDERS' EQUITY
  Common stock, no-par value
   Authorized shares - 10,000,000
   Issued and outstanding shares -
   3,568,385 in 1997 and 1996..............          6,396             6,396
  Retained earnings........................         22,404            21,585
  Currency translation adjustments.........           (135)             (127)
                                                 ---------          --------
                                                    28,665            27,854
                                                 ---------          --------
                                                   $36,305           $30,968
                                                 =========          ========


See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars-unaudited)

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        ----------------------    ----------------------
                                                         6/30/97      6/30/96      6/30/97      6/30/96
                                                        ---------    ---------    ---------    ---------
NET SALES.....................                            $14,003      $12,127      $28,097      $24,962

COST OF SALES.................                              9,435        8,174       19,167       16,925
                                                        ---------    ---------    ---------    ---------
  Gross profit................                              4,568        3,953        8,930        8,037
                                                        ---------    ---------    ---------    ---------
OPERATING EXPENSES
 Selling......................                              2,548        2,122        5,116        4,350
 General and administrative...                                615          496        1,216        1,066
                                                        ---------    ---------    ---------    ---------
   Total operating expenses...                              3,163        2,618        6,332        5,416
                                                        ---------    ---------    ---------    ---------
 Income from operations.......                              1,405        1,335        2,598        2,621
                                                        ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE)
 Interest income..............                                  9            6           40           20
 Interest expense.............                                 (8)           0           (8)           0
 Other, net...................                                  6            1           16          433
                                                        ---------    ---------    ---------    ---------
   Total other income.........                                  7            7           48          453
                                                        ---------    ---------    ---------    ---------

 Income before income taxes...                              1,412        1,342        2,646        3,074

PROVISION FOR INCOME TAXES....                                554          522        1,040        1,181
                                                        ---------    ---------    ---------    ---------

NET INCOME....................                               $858         $820       $1,606       $1,893
                                                        =========    =========    =========    =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..           3,568,385    3,568,385    3,568,385    3,568,385
                                                        =========    =========    =========    =========

EARNINGS PER SHARE............                              $0.24        $0.23        $0.45        $0.53
                                                        =========    =========    =========    =========






See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL,INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands of dollars-unaudited)

                                                            SIX MONTHS ENDED
                                                          --------------------
                                                          6/30/97      6/30/96
                                                          -------      -------
OPERATING ACTIVITIES
 Net income.......................................         $1,606       $1,893
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization..................            780          714
   Other..........................................             (8)           2
   Cash provided (used) due to changes in
    operating assets and liabilities:
     Accounts receivable and due from affiliates..         (4,046)      (2,425)
     Inventories..................................         (3,184)      (1,277)
     Prepaid expenses.............................             34          (65)
     Accounts payable, accrued expenses and
      income taxes payable........................          3,026        1,909
                                                          -------      -------
           NET CASH PROVIDED (USED) BY OPERATIONS...       (1,792)         751
                                                          -------      -------

INVESTING ACTIVITIES
 Purchases of property, plant and equipment, net..         (1,380)        (648)
 Maturities of short-term investments.............          1,884          200
                                                          -------      -------
           CASH PROVIDED (USED) BY INVESTING ACTIVITIES       504         (448)
                                                          -------      -------

FINANCING ACTIVITIES
 Proceeds from notes payable......................          1,500           --
 Dividends paid...................................           (786)        (714)
                                                          -------      -------

           CASH PROVIDED (USED) BY FINANCING ACTIVITIES       714         (714)
                                                          -------      -------

           DECREASE IN CASH
            AND CASH EQUIVALENTS..................           (574)        (411)

Cash and cash equivalents at beginning of period..          1,475          812
                                                          -------      -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD.......           $901         $401
                                                          =======      =======




See accompanying notes to condensed consolidated financial statements.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997


(1) The Condensed Consolidated Balance Sheets, as of June 30, 1997 and December 31, 1996, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended June 30, 1997 and 1996, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of/and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1996.

(2) The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997


(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended June 30, 1997, and the components of the December 31, 1996 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:


                                (000's)
                                6-30-97           12-31-96
                                -------           --------
Finished Goods                   $4,210             $3,136
Work In Process                   8,580              6,374
Raw Materials                     1,250              1,053
                                -------           --------
                                $14,040            $10,563
Less LIFO Reserve                (2,265)            (1,972)
                                -------           --------
Total at LIFO Cost              $11,775             $8,591
                                =======           ========


4) In May 1997 the Company renewed an unsecured Line of Credit arrangement for short term debt with a financial institution that was entered into in June 1995. Under the terms of this agreement the Company may borrow up to $5 million on such terms that the Company and financial institution may mutually agree to. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 JUNE 30, 1997

RESULTS OF OPERATIONS:
The Company achieved record sales for the second quarter 1997 and representing an increase of 15.5% over the same period a year ago. Sales were especially strong both in North America and internationally and were aided by promotional initiatives instituted to gain market share. Response to our product introductions were strong as were sales across most product lines, in particular carpet care equipment, automatic scrubbers and chemical products. For the first six months of 1997, record net sales increased 12.6% to $28,097,000 from $24,962,000.

For the three months ended June 30, 1997, gross profit increased $615,000 as compared with last year as the result of the increased sales volume. Gross profit for the six months ended June 30, 1997, increased 11.1% to $8,930,000 as compared to 1996.

Operating profits were up 5.2% for the Second Quarter ended June 30, 1997, as compared to the Second Quarter, 1996. This was a due primarily to the increase from gross profit but was offset by the higher operating expenses. Operating expenses for the first six months of 1997 were $6,332,000 as compared to $5,416,000 for the same period in 1996 due to higher promotional expenses aimed at gaining market share, increased personnel expenses and the costs associated with our investment in establishing Multi-Clean as a separate division to handle our entire line of chemical cleaning products. While this investment will hamper profits the remainder of this year chemical sales have already begun to improve and the reorganization should improve profitability in the years to come.

Interest income was $9,000 for the Second Quarter ended 1997, and $40,000 for the first six months of 1997, as compared with $6,000 and $20,000, respectively, for the comparable periods of 1996. This increase for the quarter is attributable to an increase in funds available for investment. Interest expense related to short term borrowings under the aforementioned Line
of Credit was $8,000 for the Second Quarter ended 1997.   There was no interest
expense for the First Quarter of 1997 and the first six months of 1996. Other income, net was $6,000 for the Second Quarter ended 1997, and $16,000 for the first six months of 1997 compared to other income, net of $1,000 and $433,000, respectively, for the comparable periods of 1996. Included in 1996 income is the gain recognized on the sale of the remaining portion of our former St. Paul manufacturing facility during the First Quarter.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
                                 JUNE 30, 1997

Net income for the Second Quarter ended June 30, 1997 increased 4.6% to $858,000 or 24 cents per share, up from $820,000, or 23 cents per share in the Second Quarter, 1996. For the six months ended June 30, 1997, net income was $1,606,000 or 45 cents per share, down 15.2% from $1,893,000 or 53 cents per share for the first half of 1996.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:
The Company had working capital of $19.4 million at June 30, 1997 and $19.2 million at December 31, 1996. This represents a current ratio of 3.6 and 7.6 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 6.0% and 18.8% of this working capital at June 30, 1997 and December 31, 1996 which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This decrease is due primarily to significantly higher sales during the second quarter of 1997 causing higher receivables and the use of cash to replenish inventories which were lower than normal at year end.

The Company had shareholders' equity of $28.7 million at June 30, 1997 and $27.9 million at December 31, 1996 which, when compared to total liabilities, represented an equity to liability ratio of 3.8 and 8.9, respectively.

The Company has more than sufficient capital resources and is in a strong financial position to meet business and liquidity needs as they arise. The Company foresees no unusual future events that will materially change the aforementioned summarization.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                 JUNE 30, 1997

(4)  Submission of Matters to a Vote of Security Holders:

     On April 25, 1997 the annual shareholders meeting was held, at which time the following were voted on and approved:

     1. The following were elected Directors for 1997:


        Jerome E. Rau           Tyll Necker
        Frederick W. Hohage     Frank R. Reynolds
        James C. Schrader, Jr.


     2. The appointment of Ernst & Young LLP as the Company's independent auditors for 1997.

     3. To amend the Articles of Incorporation in regards to Director liability.



Item 6(b):

A Form 8-K was not filed for the Quarter ended June 30, 1997.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                 JUNE 30, 1997

SIGNATURES:
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Jerome E. Rau                                 8/11/97
--------------------------------         ------------------------
Jerome E. Rau                                      Date
President and Director
(Principal Executive Officer)

/s/ Thomas J. Nolan                               8/11/97
--------------------------------         ------------------------
Thomas J. Nolan                                    Date
Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)