Form 10-Q
period 1997-09-30
MINUTEMAN INTERNATIONAL INC
filed 1997-11-05
CIK 810876

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                        COMMISSION FILE NUMBER 0-15582

                        MINUTEMAN INTERNATIONAL, INC.

      ----------------------------------------------------------------------
           (Exact name of Registrant, as specified in its charter)

            ILLINOIS                           36-2262931
      ----------------------------------------------------------------------
      (State or other Jurisdiction of     (I.R.S. Employer Identification
      Incorporation or Organization)       Number)



      111 SOUTH ROHLWING ROAD ADDISON, IL                         60101
      ----------------------------------------------------------------------
      (Address of Principal Executive Offices)                  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 627-6900


                                  NO CHANGE
      ----------------------------------------------------------------------
      (Former Name, Address, or Fiscal year, if changed since last Reports)


      INDICATE, BY CHECK MARK, WHETHER THE REGISTRANT

            (1)  has filed all reports required to be filed by
                 Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

            (2) has been subject to such filing requirements for the past 90 days.

            YES    XXXX          NO
                -----------         -----------


      On September 30, 1997, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION
                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 and DECEMBER 31, 1996
                          (in thousands of dollars)


                                                  Unaudited       Audited
                ASSETS                            9/30/97         12/31/96
                                                  ---------       --------
CURRENT ASSETS:
  Cash & Cash equivalents...............            $   656        $ 1,475
  Short-term investments.............                   334          2,141
  Accounts receivable, less allowances of
   $461 in 1997 and $351 in 1996.......              11,574          8,957
  Due from affiliates.............                      572            356
  Inventories (Note 3)...................            12,867          8,591
  Prepaid expenses..................                    116            138
  Deferred income taxes...............                  440            440
                                                    -------        -------
        Total Current Assets.............            26,559         22,098

                                                    -------        -------
PROPERTY, PLANT AND EQUIPMENT, at cost........       19,429         17,803
Accumulated depreciation.............                10,334          9,155
                                                    -------        -------
        Net property, plant and equipment..           9,095          8,648
                                                    -------        -------
OTHER ASSETS........................                    208            222
                                                    -------        -------
                                                    $35,862        $30,968
                                                    =======        =======

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...................                   $1,800         $  -
  Accounts payable.............                       3,050          1,061
  Accrued expenses..............                      1,683          1,762
  income taxes payable............                      216             91
                                                    -------        -------
        Total Current Liabilities......               6,749          2,914

                                                    -------        -------
DEFERRED INCOME TAXES....................               200            200
                                                    -------        -------
SHAREHOLDERS' EQUITY
  Common stock, no-par value
   Authorized shares - 10,000,000
   Issued and outstanding shares -
   3,568,385 in 1997 and 1996..........               6,396          6,396
  Retained earnings.................                 22,653         21,585
  Currency translation adjustments......               (136)          (127)
                                                    -------        -------
                                                     28,913         27,854

                                                    -------        -------
                                                    $35,862        $30,968
                                                    =======        =======


See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars-unaudited)


                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                           ---------------------      --------------------
                                            9/30/97     9/30/96        9/30/97    9/30/96
                                           ---------    -------       ---------   --------
NET SALES..........................        $13,316      $12,607       $41,413     $37,569

COST OF SALES......................          9,301        8,689        28,468      25,614
                                         ---------    ---------     ---------   ---------
  Gross profit.....................          4,015        3,918        12,945      11,955
                                         ---------    ---------     ---------   ---------
OPERATING EXPENSES
  Selling..........................          2,475        2,278         7,591       6,628
  General and administrative.......            573          578         1,789       1,644
                                         ---------    ---------     ---------   ---------
    Total operating expenses.......          3,048        2,856         9,380       8,272
                                         ---------    ---------     ---------   ---------
  Income from operations...........            967        1,062         3,565       3,683
                                         ---------    ---------     ---------   ---------
OTHER INCOME (EXPENSE)
  Interest income..................              5            6            45          26
  Interest expense.................            (24)           -           (32)          -
  Other, net.......................             39           42            55         475
                                         ---------    ---------     ---------   ---------
    Total other income.............             20           48            68         501
                                         ---------    ---------     ---------   ---------
  Income before income taxes.......            987        1,110         3,633       4,184

PROVISION FOR INCOME TAXES.........            347          407         1,387       1,588
                                         ---------    ---------     ---------   ---------

NET INCOME.........................           $640         $703        $2,246      $2,596
                                         =========    =========     =========   =========
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING...............      3,568,385    3,568,385     3,568,385   3,568,385
                                         =========    =========     =========   =========
EARNINGS PER SHARE.................          $0.18        $0.20         $0.63       $0.73
                                         =========    =========     =========   =========



See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands of dollars-unaudited)


                                                            NINE MONTHS ENDED
                                                           -------------------
                                                           9/30/97    9/30/96
                                                           -------    -------
OPERATING ACTIVITIES
 Net income..............................................  $2,246     $2,596
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization.........................   1,193      1,079
   Other.................................................      (9)        (2)
   Cash provided (used) due to changes in
    operating assets and liabilities:
    Accounts receivable and due from affiliates..........  (2,833)    (2,506)
    Inventories..........................................  (4,276)       (83)
    Prepaid expenses.....................................      22        (44)
    Accounts payable, accrued expenses and
     income taxes payable................................   2,035      1,131
                                                           -------    -------
          NET CASH PROVIDED (USED) BY OPERATIONS.........  (1,622)     2,171
                                                           -------    -------
INVESTING ACTIVITIES
 Purchases of property, plant and equipment, net.........  (1,626)      (773)
 Purchases of short-term investments.....................       0       (622)
 Maturities of short-term investments....................   1,807        200
                                                           -------    -------
          CASH PROVIDED (USED) BY INVESTING ACTIVITIES...     181     (1,195)
                                                           -------    -------
FINANCING ACTIVITIES
  Dividends paid.........................................  (1,178)    (1,070)
  Proceeds from notes payable............................   1,800         --
                                                           -------    -------
          CASH PROVIDED (USED) BY FINANCIAL ACTIVITIES...     622     (1,070)
                                                           -------    -------
  DECREASE IN CASH
        AND CASH EQUIVALENTS.............................    (819)       (94)

Cash and cash equivalents at beginning of period.........   1,475        812
                                                           -------    -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.............    $656       $718
                                                           =======    =======


See accompanying notes to condensed consolidated financial statements.

                        MINUTEMAN INTERNATIONAL, INC.

                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997



(1) The Condensed Consolidated Balance Sheets, as of September 30, 1997 and December 31, 1996, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended September 30, 1997 and 1996, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1996.

(2) The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

                        MINUTEMAN INTERNATIONAL, INC.

                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997


(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.
     At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended September 30, 1997, and the components of the December 31, 1996 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:


                     9-30-97       12-31-96
                     (000's)        (000's)
                     -------       --------
 Finished Goods       $4,190         $3,136

 Work in Process       9,117          6,374

 Raw Materials         1,650          1,053
                     -------       --------
                     $14,957        $10,563
 Less LIFO Reserve    (2,090)        (1,972)
                     -------       --------

 Total at LIFO Cost  $12,867         $8,591
                     =======       ========


(4) In May 1997 the Company renewed an unsecured Line of Credit arrangement for short term debt with a financial institution that was entered into in June 1995. Under the terms of this agreement the Company may borrow up to $5 million on such terms that the Company and financial institution may mutually agree to. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

                        MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              SEPTEMBER 30, 1997

RESULTS OF OPERATIONS:
The Company achieved record net sales of $13,316,000 for the three months ended September 30, 1997, compared with $12,607,000 for the same period of last year. The increase was fueled by strong dealer demand both domestically and internationally. Response to our product introductions was strong as were sales across most product lines. For the first nine months of 1997 record net sales increased 10.2% to $41,413,000 from $37,569,000 for 1996.

While gross profit for the current quarter and year were up compared to last year due to higher sales volume, as a percent of sales the current quarter and year continued to lag behind last year. This was due primarily to the Company not having raised prices since early 1996 and absorbing vendor price increases. The Company recently announced a price increase to help offset this decline, the positive effects of which should be evident in early 1998.

Operating expenses were $3,048,000 for the Third Quarter ended September 30, 1997, as compared to $2,856,000 for the Third Quarter, 1996. This 6.7% increase was due to higher personnel expenses. Operating expenses for the first nine months of 1997 were $9,380,000 as compared to $8,272,000 for the same period in 1996 due to higher promotional expenses aimed at gaining market share, increased personnel expenses and the costs associated with our establishing Multi-Clean as a separate division to handle our entire line of chemical cleaning products. While this investment will hamper profits the remainder of this year, the reorganization should improve profitability in the years to come.

Interest income was $5,000 for the Third Quarter ended 1997, and $45,000 for the first nine months of 1997, as compared with $6,000 and $26,000 respectively, for the comparable periods of 1996. This decrease for the quarter is attributable to a decrease in funds available for investment. Interest expense related to short term borrowings under the aforementioned Line of Credit was $24,000 for the quarter and $32,000 for the first nine months of 1997. There was no interest expense for the first nine months of 1996. Other

                        MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
                              SEPTEMBER 30, 1997

income, net was $39,000 for the Third Quarter ended 1997, and $55,000 for the first nine months of 1997 compared to other income, net of $42,000 and $475,000 respectively, for the comparable periods of 1996. Included in 1996 income is the gain recognized on the sale of the remaining portion of our former St. Paul manufacturing facility during the First Quarter.

Net income for the Third Quarter ended September 30, 1997 decreased 9.0% to $640,000 or 18 cents per share, down from $703,000, or 20 cents per share in the Third Quarter, 1996. For the nine months ended September 30, 1997, net income was $2,246,000 or 63 cents per share, down 13.5% from $2,596,000 or 73 cents per share for the first nine months of 1996.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:
The Company had working capital of $19.8 million at September 30, 1997 and $19.2 million at December 31, 1996. This represents a current ratio of 3.9 and
7.6 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 5.0% and 18.8% of this working capital at September 30, 1997 and December 31, 1996 which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This decrease is due primarily to significantly higher sales during the third quarter of 1997 causing higher receivables and the use of cash to replenish inventories which were lower than normal at year end.

The Company had shareholders' equity of $28.9 million at September 30, 1997 and $27.9 million at December 31, 1996 which, when compared to total liabilities, represented an equity to liability ratio of 4.2 and 8.9, respectively.

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

                              SEPTEMBER 30, 1997

(4)  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to vote of security holders during the Quarter ended September 30, 1997

ITEM 6(b):

A Form 8-K  was not filed for the Quarter ended September 30, 1997.

                        MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                         PART II - OTHER INFORMATION

                              SEPTEMBER 30, 1997



SIGNATURES:
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Jerome E. Rau                           10/31/97
--------------------------------         -----------------------
Jerome E. Rau                             Date
President and Director
(Principal Executive Officer)

/s/ Thomas J. Nolan                         10/31/97
--------------------------------         -----------------------
Thomas J. Nolan                           Date
Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)