Form 10-K
period 1997-12-31
MINUTEMAN INTERNATIONAL INC
filed 1998-03-16
CIK 810876

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                         ----------------------------




(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          ---------------------------------------------
COMMISSION FILE NUMBER 0-15582
                       ------------------------------------------------

                        MINUTEMAN INTERNATIONAL, INC.
--------------------------------------------------------------------------------
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS ARTICLES OF INCORPORATION)


             ILLINOIS                                           36-2262931
--------------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


111 SOUTH ROHLWING ROAD, ADDISON, ILLINOIS                   60101
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  630-627-6900
                                                  ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value
---------------------------------------------------------------------------
                            (TITLE OF EACH CLASS)
                             -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes    No
                                           -       -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998:

Common stock, no par value, $7,935,000

The number of shares outstanding of the issuer's class of common stock as of March 2, 1998:

Common stock, no par value,  3,568,385 shares


DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report for the year ended December 31, 1997, are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement for the Annual Shareholders Meeting to be held April 28, 1998, are incorporated by reference into Part III.

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

Additional information pertaining to new products is incorporated herein by reference on pages 4 through 15 of the 1997 Annual Report for the year ended December 31, 1997.


Marketing and Distribution

The Company manufactures and distributes its products throughout the world. The distribution process in the United States is primarily through the more than 300 active dealers and its two sales branches. The Company distributes its products in Canada through Minuteman Canada, Inc. a wholly-owned subsidiary. The Company sells its products to Hako-Werke subsidiaries in Japan, Australia and certain European countries. Export of other products is conducted through the headquarter office in Addison, Illinois. Sales to affiliated and unaffiliated customers in foreign countries aggregated to $12,062,000, $11,173,000 and $11,063,000 in 1997, 1996 and 1995, respectively.

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


Patents and Trademarks

Currently, the Company has 19 United States and 23 international patents. Although the Company generally seeks to obtain patents where appropriate, it does not consider the successful conduct of its business in general to be dependent on any of its patents or patent applications. By agreement dated March 1, 1994, with Hako-Werke, the Company agreed to discontinue the use of the "Hako" trademark on any products intended for sale in any country. It was further agreed that the Company and Hako-Werke would be free to market and distribute each of their products throughout the world.

Minuteman International, Inc. is owner of the United States and Canadian registrations for the Multi-Clean and Parker Sweeper trade names. The Minuteman trademark is registered in the United States and Canada. The Parker trademark is registered in the United States and Canada.

Working Capital

The Company had working capital of $19.9 million at December 31, 1997. Cash, cash equivalents and short term investments represented 3.6% of the working capital which when not in use, is invested in bank certificates of deposit, Eurodollar certificate investments, a managed portfolio of high quality, variable rate notes and tax exempt seven day bonds.

Backlog

The Company's backlog of orders was approximately $2.6 million at December 31, 1997 and $3.1 million at December 31, 1996. The Company anticipates that substantially all of the 1997 backlog will be delivered during 1998. In the opinion of Management, fluctuations in the amount of its backlog are not necessarily indicative of intermediate or long-term trends in the Company's business.

Research and Development

The Company expended approximately $1,102,000 $1,146,000 and $1,085,000 in research and development activities during 1997, 1996 and 1995, respectively.

Employees

The Company has 268 full time employees. The facilities in Addison, Illinois and Shoreview, Minnesota, have approximately 113 hourly paid employees who are covered by local collective bargaining agreements. These agreements expire in May 1998 and October 1998, respectively. The Company believes that the current employee relations are excellent. The Company plans to hire additional employees during 1998 as are justified by the needs of the business.

Environmental Matters

The Company's operations are subject to various federal, state and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components. The Company believes that it is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection are not expected to be material in amount for 1998 or thereafter.

Item 2. PROPERTIES

The Company owns or leases the following properties in its operations:


                                                                         Owned
Location             Size   (sq. ft.)       Use                        or Leased
--------------------------------------------------------------------------------
Addison, IL         112,230 (Bldg.)         Office, manufacturing,
                    254,300 (Land)          Warehouse, sales, service    Owned

Villa Park, IL        6,135 (Bldg.)         Warehouse, sales service     Leased

Hampshire, IL       100,000 (Bldg.)         Manufacturing, warehouse
                    871,200 (Land)                                       Owned

Shoreview, MN        34,952 (Bldg.)         Office, manufacturing,
                    133,830 (Land)          Warehouse, sales, service    Owned

Glendale, CA          7,320 (Bldg.)         Building held for sale
                     15,000 (Land)                                       Owned

Nieuw-Vennep          9,957 (Bldg.)         Warehouse, sales, service    Leased
The Netherlands

Mississauga,         18,486 (Bldg.)         Warehouse, sales, service    Leased
Ontario, Canada


Approximately 90% of the Company's Addison and Hampshire, Illinois facilities and 85% of the Company's Shoreview, Minnesota facility are devoted to manufacturing.

In October, 1993, the Company purchased 20 acres of vacant land in Hampshire, Illinois. In July of 1994, a 50,000 square foot facility was completed and was fully operational in December 1994 when manufacturing of Parker Sweeper products were relocated from the former Springfield, Ohio location. In August of 1995, a 50,000 square foot addition to this facility was completed. This property provides the Company with the ability to expand services to meet future business needs.

The Villa Park, Illinois lease term expires December 31, 2000. The Nieuw-Vennep Netherlands lease term expires January 31, 2003. The Mississauga, Ontario lease term expires on November 30, 2002. The Company believes that failure to obtain the renewal of any lease would not have a material adverse effect on its business.

Item 3. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business. The outcome of these matters will not, in the opinion of Management, have a material adverse effect on the business or financial condition of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1997, the Company did not submit any matter to a vote of shareholders through the solicitation of proxies or otherwise.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Common stock market prices and dividends on page 23 of the Annual Report for the year ended December 31, 1997, are incorporated herein by reference.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The Selected Consolidated Financial Data on page 23 and the Notes to Consolidated Financial Statements on pages 20 through 22 of the Annual Report for the year ended December 31, 1997, are incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 16 and 17 of the Annual Report for the year ended December 31, 1997, are incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements included on pages 17 through 19 and the Notes to Consolidated Financial Statements on pages 20 through 22 of the Annual Report for the year ended December 31, 1997, are incorporated herein by reference.

Quarterly Results of Operations on page 22 of the Annual Report for the year ended December 31, 1997, is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's auditors on accounting and financial disclosure.

Part III

Item 10. DIRECTORS AND OFFICERS OF THE COMPANY

The information contained on pages 2 through 5 of Minuteman International, Inc.'s Proxy Statement dated March 16, 1998, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

Item 11. EXECUTIVE COMPENSATION

The information contained on pages 5 and 6 of Minuteman International Inc.'s Proxy Statement dated March 16, 1998, with respect to Executive Compensation and transactions, is incorporated herein by reference in response to this item.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on page 2 of Minuteman International Inc.'s Proxy Statement dated March 16, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 2 through 7 of Minuteman International Inc.'s Proxy Statement dated March 16, 1998, with respect to certain relationships and related transactions, are incorporated herein by reference in response to this item.

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

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed in the fourth quarter of 1997;

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

                                        Minuteman International, Inc.
                                        -----------------------------
                                               (Registrant)



Date:  March 16, 1998                   By:
                                           ----------------------------
                                           Jerome E. Rau, President and
                                           Chief Executive Officer


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



-----------------------------------
Jerome E. Rau
President, Chief Executive Officer,
and Director



-----------------------------------
Tyll Necker, Director



-----------------------------------
Frederick W. Hohage, Director



-----------------------------------
Frank Reynolds, Director



-----------------------------------
James C. Schrader, Jr. Director

                          ANNUAL REPORT ON FORM 10-K

                     ITEM 14(a) (1) AND (2), (c) and (d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                               CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULE

                         YEAR ENDED DECEMBER 31, 1997

                        MINUTEMAN INTERNATIONAL, INC.

                              ADDISON, ILLINOIS

                        REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Minuteman International, Inc.



We have audited the accompanying consolidated balance sheets of Minuteman International, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minuteman International, Inc. and subsidiaries at December 31, 1997 and 1996, and consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                                                  Ernst & Young LLP
                                                  Chicago, Illinois
                                                  February 11, 1998

ITEM 14(a) (1) AND (2)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

December 31, 1997

The following consolidated financial statements of Minuteman International, Inc. and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:


     Consolidated Balance Sheets -  December 31, 1997
       and 1996


     Consolidated Statements of Income - Years ended
       December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity -
       Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows -
       Years Ended December 31, 1997, 1996 and 1995

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

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES


                                          COL. A                COL. B               COL. C           COL. D           COL. E
-------------------------------------------------------------------------------------------------
                                                                 Additions                            Deductions
                                                           ---------------------                      ----------

                                                                                     Charged to
                                          Balance at            Charged to           Other                             Balance
                                          Beginning of          Costs and            Accounts -                        at End of
Description                               Period                Expenses             Describe         Describe(1)      Period
-----------                               ------------          ----------           ----------       -----------      ---------
Year Ended December 31, 1997
Reserves and allowances deducted from
asset accounts:
 Allowance for uncollectible accounts      $351,000               98,000               ------           121,000         $328,000

Year Ended December 31, 1996
Reserves and allowances deducted from
asset accounts:
 Allowance for uncollectible accounts      $372,000              104,000               ------           125,000         $351,000

Year Ended December 31, 1995
Reserves and allowances deducted from
asset accounts:
 Allowance for uncollectible accounts      $400,000               66,000               ------            94,000         $372,000



Note 1 --Uncollectible accounts written off, net of recoveries.

                        MINUTEMAN INTERNATIONAL, INC.

                                EXHIBIT INDEX

                  (Pursuant to Item 601 of Regulations S-K)


NO.   DESCRIPTION AND PAGE OR INCORPORATION REFERENCE

      Certificate of Incorporation and By-Laws

3(a) Certificate of Incorporation (incorporated herein by reference to Exhibit 3 (a) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

3(b) By-laws (incorporated herein by reference to Exhibit 3 (b) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

      Instruments Defining the Rights of Security Holders,
      Including Indentures

4(a) Specimen Certificate for Common Stock, no par value (incorporated herein by reference to Exhibit 4 of the Registrant's For S-18 Registration Statement, Registration Number 33-11858).

      Material Contracts

10(a) Employment Agreement dated as of January 20, 1987, between the
      Company and Jerome E. Rau (incorporated herein by reference to Exhibit 10
      (a) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

10(b) Amendment to Employment Agreement dated as of February 27, 1990, between the Company and Jerome E. Rau (incorporated herein by reference to Exhibit 10 (h) at Page 20 of Form 10K Annual Report for fiscal year ended December 31, 1989).

10(c) Specimen form of Employment Agreement between the Company and its executive officers (with the exception of the president) (incorporated herein by reference to Exhibit 10 (c) at Page 18 of Form 10K Annual Report for fiscal year ended December 31, 1991).

10(d) Employment Agreement dated as of March 22, 1990, between the Company and Michael Gravelle (incorporated herein by reference to Exhibit 10 (d) at Page 22 of Form 10K Annual Report for fiscal year ended December 31,
      1991).

10(e) Agreement dated as of February 9, 1987, with respect to trademark between the Company and Hako-Werke International GmbH (incorporated herein by reference to Exhibit 10 (c) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

10(f) Agreement dated March 1, 1994 with respect to worldwide distribution/ marketing and trademarks between the Company and Hako-Werke International GmbH. Incorporated herein by reference to Exhibit 10 (f) at Page 18 of Form 10-K Annual Report for fiscal year ended December 31, 1994.

11    Statement re. Computation of Per Share Earnings

      Statement re. computation of per share earnings. See Note B of the Notes to Consolidated Financial Statements on Page 20 of the Annual Report for the year ended December 31, 1997 (incorporated herein by reference).

13    Annual Report to Security Holders

      The Company's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

      Subsidiaries of the Registrant

22(a) Subsidiaries of the Registrant
      (included herein at Page 17).

-------------------------------------------------------------







Minuteman International, Inc. will furnish any of the aforementioned exhibits indicated above to requesting security holders upon written request.