Form 10-Q
period 1998-03-31
MINUTEMAN INTERNATIONAL INC
filed 1998-05-08
CIK 810876

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1998

                        COMMISSION FILE NUMBER 0-15582

                        MINUTEMAN INTERNATIONAL, INC.
--------------------------------------------------------------------------------
           (Exact Name of Registrant, as Specified in its Charter)

       ILLINOIS                                    36-2262931
--------------------------------------------------------------------------------
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

111 SOUTH ROHLWING ROAD, ADDISON, IL                    60101
--------------------------------------------------------------------------------
(Address of Principal Executive  Offices)             (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 627-6900


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

On March 31, 1998, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION
                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 and DECEMBER 31, 1997
                          (in thousands of dollars)



                                                                 Unaudited            Audited
                   ASSETS                                         3/31/98            12/31/97
                                                                 --------           --------
CURRENT ASSETS:
  Cash & Cash equivalents..........................              $  1,140           $    564
  Short-term investments...........................                   311                158
  Accounts receivable, less allowances of
   $382 in 1998 and $328 in 1997...................                13,150              9,961
  Due from affiliates..............................                   524                447
  Inventories (Note 3).............................                12,787             11,396
  Prepaid expenses.................................                    43                 86
  Deferred income taxes............................                   500                500
                                                                 --------           --------
           Total Current Assets....................                28,455             23,112
                                                                 --------           --------
PROPERTY, PLANT AND EQUIPMENT, at cost.............                19,711             19,353
Accumulated depreciation...........................                10,626             10,179
                                                                 --------           --------
           Net property, plant and equipment.......                 9,085              9,174
                                                                 --------           --------
OTHER ASSETS.......................................                   202                207
                                                                 --------           --------
                                                                 $ 37,742           $ 32,493
                                                                 ========           ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable....................................              $  1,800           $     --
  Accounts payable.................................                 3,483              1,312
  Accrued expenses.................................                 2,023              1,802
  Income taxes payable.............................                   636                 97
                                                                 --------           --------
           Total Current Liabilities...............                 7,942              3,211
                                                                 --------           --------

DEFERRED INCOME TAXES..............................                   200                200
                                                                 --------           --------
SHAREHOLDERS' EQUITY
  Common stock, no-par value
   Authorized shares - 10,000,000
   Issued and outstanding shares -
   3,568,385 in 1998 and 1997......................                 6,396              6,396
  Retained earnings................................                23,370             22,862
  Currency translation adjustments.................                  (166)              (176)
                                                                 --------           --------
                                                                   29,600             29,082
                                                                 --------           --------
                                                                 $ 37,742           $ 32,493
                                                                 ========           ========


See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars-unaudited)



                                                 THREE MONTHS ENDED
                                               ---------------------
                                                3/31/98     3/31/97
                                               ---------   ---------
NET SALES...............................         $15,101     $14,094

COST OF SALES...........................          10,160       9,732
                                               ---------   ---------
   Gross profit.........................           4,941       4,362
                                               ---------   ---------
OPERATING EXPENSES
   Selling..............................           2,875       2,568
   General and administrative...........             608         601
                                               ---------   ---------
      Total operating expenses..........           3,483       3,169
                                               ---------   ---------
   Income from operations...............           1,458       1,193
                                               ---------   ---------
OTHER INCOME (EXPENSE)
   Interest income......................               4          31
   Interest expense.....................             (11)         --
   Other, net...........................               3          10
                                               ---------   ---------
      Total other income (expense)......              (4)         41
                                               ---------   ---------

   Income before income taxes...........           1,454       1,234

PROVISION FOR INCOME TAXES..............             553         486
                                               ---------   ---------


NET INCOME..............................            $901        $748
                                               =========   =========

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING...................       3,568,385   3,568,385
                                               =========   =========

EARNINGS PER SHARE......................           $0.25       $0.21
                                               =========   =========





    See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands of dollars-unaudited)


                                                          THREE MONTHS ENDED
                                                         --------------------
                                                         3/31/98      3/31/97
                                                         -------      -------
OPERATING ACTIVITIES
 Net income.............................................  $  901       $  748
 Adjustments to reconcile net income to net
  cash used by operating activities:
 Depreciation and amortization..........................     452          401
 Other..................................................      10          (12)
 Cash provided (used) due to changes in
  operating assets and liabilities:
  Accounts receivable and due from affiliates...........  (3,266)      (2,727)
  Inventories...........................................  (1,391)      (2,359)
  Prepaid expenses......................................      43           46
  Accounts payable, accrued expenses and
   income taxes payable.................................   2,931        2,680
                                                         -------      -------
     NET CASH USED BY OPERATIONS........................    (320)      (1,223)
                                                         -------      -------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net.......    (358)        (546)
  Purchases of short-term investments...................    (153)         ---
  Maturities of short-term investments..................     ---        1,042
                                                         -------      -------
     CASH PROVIDED (USED) BY INVESTING ACTIVITIES.......    (511)         496
                                                         -------      -------

FINANCING ACTIVITIES
 Dividends paid.........................................    (393)        (393)
 Proceeds from notes payable............................   1,800          ---
                                                         -------      -------

     CASH PROVIDED (USED) BY FINANCING ACTIVITIES.......   1,407         (393)
                                                         -------      -------

  INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS.................................     576       (1,120)

Cash and cash equivalents at beginning of period........     564        1,475
                                                         -------      -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $1,140       $  355
                                                         =======      =======


See accompanying notes to condensed consolidated financial statements.

                        MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998


(1) The Condensed Consolidated Balance Sheets, as of March 31, 1998 and December 31, 1997, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended March 31, 1998 and 1997, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1997.

(2) The results of operations for the three month period ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                        MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998


(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended March 31, 1998, and the components of the December 31, 1997 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:


                                 (000's)          (000's)
                                 3-31-98         12-31-97
                                 -------         --------
Finished Goods                    $4,800           $4,361

Work in Process                    8,596            7,983

Raw Materials                      1,379            1,079
                                 -------         --------
                                 $14,775          $13,423
Less LIFO Reserve                 (1,988)          (2,027)
                                 -------         --------
Total at LIFO Cost               $12,787          $11,396
                                 =======         ========


4) The Company entered into an unsecured Line of Credit arrangement for short-term debt with a financial institution, which expires May, 1998. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

                        MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                MARCH 31, 1998

RESULTS OF OPERATIONS:

The Company achieved record sales for the First Quarter, 1998 representing an increase of 7.1% over the same period a year ago. Sales were especially strong in North America and were aided by promotional initiatives instituted to gain
market share.   The impact of the strong dollar adversely affected
international sales as they were down slightly during this current quarter. Response to our product introductions was strong as was sales across most product lines, in particular carpet care equipment, burnishers and chemical products.

Gross profit dollars and gross profit percentage for the current quarter were up compared to last year due to higher sales volume combined with the positive effects of a price increase effective November, 1997, offset in part by an unfavorable product mix.

Operating profits for the current quarter were up 22.2% over the same quarter in 1997. The 13.3% increase in gross profit more than offset the 9.9% increase in operating expenses. Operating expenses for the first three months of 1998 were $3,483,000 as compared to $3,169,000 for the same period in 1997 due to higher promotional expenses, increased personnel expenses, and the costs associated with our fully-operational Multi-Clean division, which was only in the start-up phase during the First Quarter, 1997.

Net interest income was $4,000 for the First Quarter ended 1998, as compared with $31,000 for the comparable period of 1997. This decrease is attributable to a decrease in investable funds. Interest expense related to short term borrowings under the aforementioned Line of Credit was $11,000 for the First Quarter, 1998. There was no interest expense for the first three months of 1997. Other income was $3,000 for the First Quarter of 1998 compared to $10,000 for the First Quarter of 1997.

Net income for the First Quarter ended March 31, 1998 increased 20.5% to $901,000 or 25 cents per share, up from $748,000 or 21 cents per share in the First Quarter, 1997.

                        MINUTEMAN INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                                MARCH 31, 1998

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $20.5 million at March 31, 1998 and $19.9 million at December 31, 1997. This represents a current ratio of 3.6 and 7.2 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 7.1% and 3.6% of this working capital at March 31, 1998 and December 31, 1997 which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This increase is due primarily to the line of credit borrowing.

The Company had shareholders' equity of $29.6 million at March 31, 1998 and $29.1 million at December 31, 1997 which, when compared to total liabilities, represented an equity to liability ratio of 3.6 and 8.5, respectively.

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

                                MARCH 31, 1998

(4) Submission of Matters to a Vote of Security Holders:

      No Matters were submitted to vote of security holders during the Quarter ended March 31, 1998.


ITEM 6(b):

A Form 8-K was not filed for the Quarter ended March 31, 1998.



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