Form 10-Q
period 1998-06-30
MINUTEMAN INTERNATIONAL INC
filed 1998-08-11
CIK 810876

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1998

                         Commission File Number 0-15582



                         MINUTEMAN INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant, as Specified in its Charter)

          ILLINOIS                                    36-2262931
--------------------------------------------------------------------------------
(State or other Jurisdiction of          (IRS Employer Identification Number)
Incorporation or Organization)


111 SOUTH ROHLWING ROAD, ADDISON, IL                                60101
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code:  (630) 627-6900


                                   No Change
--------------------------------------------------------------------------------
(Former Name, Address, or Fiscal Year, if Changed Since Last Reports)


Indicate, by check mark, whether the Registrant

      (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

      (2)  has been subject to such filing requirements for the past 90 days.

      Yes    XXXX           No
          -----------          -------------

On June 30, 1998, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                        PART 1 - FINANCIAL INFORMATION
                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                          (in thousands of dollars)



                                                        Unaudited          Audited
                                                         6/30/98          12/31/97
                                                        ---------         ---------
                 ASSETS

CURRENT ASSETS:
  Cash & Cash equivalents........................         $   355           $   564
  Short-term investments.........................             136               158
  Accounts receivable, less allowances of
   $404 in 1998 and $328 in 1997.................          14,731             9,961
  Due from affiliates............................             370               447
  Inventories (Note 3)...........................          12,506            11,396
  Prepaid expenses...............................               6                86
  Deferred income taxes..........................             500               500
                                                        ---------         ---------
   Total Current Assets..........................          28,604            23,112

                                                        ---------         ---------
PROPERTY, PLANT AND EQUIPMENT, at cost...........          20,206            19,353
Accumulated depreciation.........................          11,070            10,179

                                                        ---------         ---------
   Net property, plant and equipment.............           9,136             9,174

                                                        ---------         ---------
OTHER ASSETS.....................................             198               207

                                                        ---------         ---------
                                                          $37,938           $32,493
                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable..................................         $ 2,000           $    --
  Accounts payable...............................           3,083             1,312
  Accrued expenses...............................           2,200             1,802
  Income taxes payable...........................             356                97

                                                        ---------         ---------
   Total Current Liabilities.....................           7,639             3,211

                                                        ---------         ---------

DEFERRED INCOME TAXES............................             200               200

                                                        ---------         ---------
SHAREHOLDERS' EQUITY
  Common stock, no-par value
   Authorized shares - 10,000,000
   Issued and outstanding shares-
   3,568,385 in 1998 and 1997....................           6,396             6,396
  Retained earnings..............................          23,907            22,862
  Currency translation adjustments...............            (204)             (176)

                                                        ---------         ---------
                                                           30,099            29,082

                                                        ---------         ---------
                                                          $37,938           $32,493
                                                        =========         =========



See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars-unaudited)

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         ---------------------   ---------------------
                                                          6/30/98     6/30/97     6/30/98     6/30/97
                                                         ---------   ---------   ---------   ---------
NET SALES.........................................         $14,485     $14,003     $29,586     $28,097

COST OF SALES.....................................           9,732       9,435      19,892      19,167
                                                         ---------   ---------   ---------   ---------
  Gross profit....................................           4,753       4,568       9,694       8,930
                                                         ---------   ---------   ---------   ---------
OPERATING EXPENSES
 Selling..........................................           2,585       2,548       5,460       5,116
 General and administrative.......................             620         615       1,228       1,216
                                                         ---------   ---------   ---------   ---------
  Total operating expenses........................           3,205       3,163       6,688       6,332
                                                         ---------   ---------   ---------   ---------
 Income from operations...........................           1,548       1,405       3,006       2,598
                                                         ---------   ---------   ---------   ---------
OTHER INCOME (EXPENSE)
 Interest income..................................               3           9           7          40
 interest expense.................................             (29)         (8)        (40)         (8)
 Other, net.......................................               2           6           5          16
                                                         ---------   ---------   ---------   ---------
  Total other income..............................             (24)          7         (28)         48
                                                         ---------   ---------   ---------   ---------
 Income before income taxes.......................           1,524       1,412       2,978       2,646

PROVISION FOR INCOME TAXES........................             594         554       1,147       1,040
                                                         ---------   ---------   ---------   ---------
NET INCOME........................................            $930        $858      $1,831      $1,606
                                                         =========   =========   =========   =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.......       3,568,385   3,568,385   3,568,385   3,568,385
                                                         =========   =========   =========   =========

EARNINGS PER SHARE................................           $0.26       $0.24       $0.51       $0.45
                                                         =========   =========   =========   =========






See accompanying notes to condensed consolidated financial statements.

                MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands of dollars-unaudited)

                                                                          SIX MONTHS ENDED
                                                                    ---------------------------
                                                                      6/30/98          6/30/97
                                                                    ----------       ----------
OPERATING ACTIVITIES
 Net income...............................................              $1,831           $1,606
 Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation and amortization..........................                 900              780
   Other..................................................                 (28)              (8)
   Cash provided (used) due to changes in
    operating assets and liabilities:
     Accounts receivable and due from affiliates..........              (4,693)          (4,046)
     Inventories..........................................              (1,110)          (3,184)
     Prepaid expenses.....................................                  80               34
     Accounts Payable, accrued expenses and
      income taxes payable................................               2,428            3,026
                                                                    ----------       ----------

          NET CASH USED BY OPERATIONS.....................                (592)          (1,792)
                                                                    ----------       ----------


INVESTING ACTIVITIES
 Purchases of property, plant and equipment, net...........               (853)          (1,380)
 Maturities of short-term investments.....................                  22            1,884
                                                                    ----------       ----------

          CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    (831)             504
                                                                    ----------       ----------

FINANCING ACTIVITIES
 Proceeds from notes payable..............................               2,000            1,500
 Dividends paid...........................................                (786)            (786)
                                                                    ----------       ----------

          CASH PROVIDED BY FINANCING ACTIVITIES                          1,214              714
                                                                    ----------       ----------

          DECREASE IN CASH
          AND CASH EQUIVALENTS..............................              (209)            (574)

Cash and cash equivalents at beginning of period..........                 564            1,475
                                                                    ----------       ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD...............              $  355           $  901
                                                                    ==========       ==========





See accompanying notes to condensed consolidated financial statements.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998


(1) The Condensed Consolidated Balance Sheets, as of June 30, 1998 and December 31, 1997, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended June 30, 1998 and 1997, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of/and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1997.

(2) The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998


(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended June 30, 1998, and the components of the December 31, 1997 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

                            (000's)
                            6-30-98        12-31-97
                            -------        --------
Finished Goods               $4,447          $4,361
Work In Process               8,895           7,983
Raw Materials                 1,482           1,079
                            -------        --------
                            $14,824         $13,423
Less LIFO Reserve            <2,318>         <2,027>
                            -------        --------
Total at LIFO Cost          $12,506         $11,396
                            =======        ========


4) The Company entered into an unsecured Line of Credit arrangement for short term debt with a financial institution that expires May, 1999. Under the terms of this agreement the Company may borrow up to $5 million on such terms that the Company and financial institution may mutually agree to. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 JUNE 30, 1998


RESULTS OF OPERATIONS:

Net sales for the second quarter, 1998 increased 3.4% over the prior year period and represented the second highest sales quarter in the Company's history.
This, on top of the first quarter which was our highest quarter ever, resulted in record net sales for any six month period of $29,586,000 and represented a 5.3% increase over the prior year. These results were attained even though hampered by a decline in international business for the quarter of 21% due primarily to the economic and currency turmoil experienced in the Pacific Rim.

For the three months ended June 30, 1998, gross profit dollars and gross profit percentage increased as compared with last year as the result of the increased sales volume combined with the positive effects of our price increase. Gross profit for the six months ended June 30, 1998, increased 8.6% to $9,694,000 as compared to 1997.

Operating profits were up 10.2% for the Second Quarter ended June 30, 1998, as compared to the Second Quarter, 1997. This was due primarily to the increase from gross profit and the reduction in operating expenses as a percentage of sales, representing continued cost containment. Operating expenses for the first six months of 1998 were $6,688,000 as compared to $6,332,000 for the same period in 1997 and this increase was due to the cost of new product introductions and higher promotional expenses aimed at gaining market share.

Interest income was $3,000 for the Second Quarter ended 1998, and $7,000 for the first six months of 1998, as compared with $9,000 and $40,000, respectively, for the comparable periods of 1997. This decrease for the quarter is attributable to a decrease in funds available for investment. Interest expense related to short term borrowings under the aforementioned Line of Credit was $29,000 for the Second Quarter ended 1998 and $40,000 for the first six months of 1998. Interest expense for the Second Quarter of 1997 and the first six months of 1997 was $8,000. Other income, net was $2,000 for the Second Quarter ended 1998, and $5,000 for the first six months of 1998 compared to other income, net of $6,000 and $16,000, respectively, for the comparable periods of 1997.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                                 JUNE 30, 1998


Net income for the Second Quarter ended June 30, 1998 increased 8.4% to $930,000 or 26 cents per share, up from $858,000, or 24 cents per share in the Second Quarter, 1997. For the six months ended June 30, 1998, net income was $1,831,000 or 51 cents per share, up from $1,606,000 or 45 cents per share for the first half of 1997.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $21.0 million at June 30, 1998 and $19.9 million at December 31, 1997. This represents a current ratio of 3.7 and 7.2 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 2.3% and 3.6% of this working capital at June 30, 1998 and December 31, 1997 which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This decrease is due primarily to significantly higher sales during the second quarter of 1998.

The Company had shareholders' equity of $30.1 million at June 30, 1998 and $29.1 million at December 31, 1997 which, when compared to total liabilities, represented an equity to liability ratio of 3.8 and 8.5, respectively.

The Company has more than sufficient capital resources and is in a strong financial position to meet business and liquidity needs as they arise. The Company foresees no unusual future events that will materially change the aforementioned summarization.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                 JUNE 30, 1998

(4) Submission of Matters to a Vote of Security Holders:

     On April 28, 1998 the annual shareholders meeting was held, at which time the following were voted on and approved:

     1. The following were elected Directors for 1998:

        Jerome E. Rau                 Tyll Necker
        Frederick W. Hohage           Frank R. Reynolds
        James C. Schrader, Jr.


   2. The appointment of Ernst & Young LLP as the Company's independent auditors for 1998.



Item 6(b):

A Form 8-K was not filed for the Quarter ended June 30, 1998.

                         MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                 JUNE 30, 1998

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