Form 10-Q
period 1998-09-30
MINUTEMAN INTERNATIONAL INC
filed 1998-11-12
CIK 810876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

         (2) has been subject to such filing requirements for the past 90 days.

         Yes      XXXX         No
              -------------       ------------------

On September 30, 1998, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 and DECEMBER 31, 1997
                            (in thousands of dollars)

                                                         Unaudited     Audited
                                                          9/30/98      12/31/97
                                                         ---------     --------
                        ASSETS
CURRENT ASSETS:
    Cash & Cash equivalents ........................     $  1,385      $    564
    Short-term investments .........................          548           158
    Accounts receivable, less allowances of
     $457 in 1998 and $328 in 1997 .................       13,328         9,961
    Due from affiliates ............................          408           447
    Inventories (Note 3) ...........................       13,050        11,396
    Prepaid expenses ...............................            1            86

    Deferred income taxes ..........................          500           500

                                                         --------      --------
             Total Current Assets ..................       29,220        23,112

                                                         --------      --------
PROPERTY, PLANT AND EQUIPMENT, at cost .............       20,325        19,353
Accumulated depreciation ...........................       11,389        10,179

                                                         --------      --------
             Net property, plant and equipment .....        8,936         9,174

                                                         --------      --------
OTHER ASSETS .......................................          194           207

                                                         --------      --------
                                                         $ 38,350      $ 32,493
                                                         ========      ========


   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable ..................................     $  1,500      $     --
    Accounts payable ...............................        3,670         1,312
    Accrued expenses ...............................        2,165         1,802
    Income taxes payable ...........................          197            97

                                                         --------      --------
             Total Current Liabilities .............        7,532         3,211

                                                         --------      --------

DEFERRED INCOME TAXES ..............................          200           200

                                                         --------      --------
SHAREHOLDERS' EQUITY
    Common stock, no-par value
      Authorized shares - 10,000,000
      Issued and outstanding shares -
      3,568,385 in 1998 and 1997 ...................        6,396         6,396
    Retained earnings...............................       24,469        22,862
    Currency translation adjustments ...............         (247)         (176)
                                                         --------      --------
                                                           30,618        29,082

                                                         --------      --------
                                                         $ 38,350      $ 32,493
                                                         ========      ========

 See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                                     INCOME
                       (in thousands of dollars-unaudited)


                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                --------------------------    --------------------------
                                                   9/30/98      9/30/97         9/30/98        9/30/97
                                                -----------  -------------    -----------    -----------
NET SALES ...................................   $    13,962    $    13,316    $    43,548    $    41,413

COST OF SALES ...............................         9,612          9,301         29,504         28,468
                                                -----------    -----------    -----------    -----------
     Gross profit ...........................         4,350          4,015         14,044         12,945
                                                -----------    -----------    -----------    -----------
OPERATING EXPENSES

Selling......................................         2,516          2,475          7,976          7,591
General and administrative...................           665            573          1,893          1,789
                                                -----------    -----------    -----------    -----------
     Total operating expenses................         3,181          3,048          9,869          9,380
                                                -----------    -----------    -----------    -----------
  Income from operations ....................         1,169            967          4,175          3,565
                                                -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest income ...........................            12              5             19             45
  Interest expense ..........................           (35)           (24)           (75)           (32)
  Other, net ................................           413             39            418             55
                                                -----------    -----------    -----------    -----------
     Total other income......................           390             20            362             68
                                                -----------    -----------    -----------    -----------

  Income before income taxes.................         1,559            987          4,537          3,633

PROVISION FOR INCOME TAXES ..................           605            347          1,752          1,387
                                                -----------    -----------    -----------    -----------

NET INCOME ..................................   $       954    $       640    $     2,785    $     2,246
                                                ===========    ===========    ===========    ===========
AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING .......................     3,568,385      3,568,385      3,568,385      3,568,385
                                                ===========    ===========    ===========    ===========

EARNINGS PER SHARE ..........................   $      0.27    $      0.18    $      0.78    $      0.63
                                                ===========    ===========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of dollars-unaudited)


                                                             NINE MONTHS ENDED
                                                             ------------------
                                                             9/30/98    9/30/97
                                                             -------    -------
OPERATING ACTIVITIES
  Net income .............................................   $ 2,785    $ 2,246

  Adjustments to reconcile net income to net
   cash provided (used) by operating
activities:
     Depreciation and amortization .......................     1,305      1,193
     Other................................................       (71)        (9)
     Cash provided (used) due to changes in
       Operating assets and liabilities:
        Accounts receivable and due from affiliates ......    (3,328)    (2,833)
        Inventories.......................................    (1,654)    (4,276)
        Prepaid expenses .................................        85         22
        Accounts payable, accrued expenses and
         Income taxes payable ............................     2,821      2,035
                                                             -------    -------
              NET CASH PROVIDED (USED) BY OPERATIONS .....     1,943     (1,622)
                                                             -------    -------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net ........    (1,054)    (1,626)
  Purchases of short-term investments ....................      (390)         -
  Maturities of short-term investments....................         -      1,807
                                                             -------    -------
             CASH PROVIDED (USED) BY INVESTING ACTIVITIES     (1,444)       181
                                                             -------    -------

FINANCING ACTIVITIES
   Dividends paid.........................................    (1,178)    (1,178)
   Proceeds from notes payable............................     1,500      1,800
                                                             -------    -------


              CASH PROVIDED BY FINANCING ACTIVITIES ......       322        622
                                                             -------    -------

      INCREASE (DECREASE) IN
               CASH AND CASH EQUIVALENTS .................       821       (819)

Cash and cash equivalents at beginning of period .........       564      1,475
                                                             -------    -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $ 1,385    $   656
                                                             =======    =======


     See accompanying notes to condensed consolidated financial statements.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


(1) The Condensed Consolidated Balance Sheets, as of September 30, 1998 and December 31, 1997, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended September 30, 1998 and 1997, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1997.

(2) The results of operations for the three-month period ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended September 30, 1998, and the components of the December 31, 1997 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

                                             9-30-98                12-31-97
                                              (000's)                 (000's)
                                            ---------               --------
     Finished Goods                           $3,907                   $4,361
     Work In Process                          10,160                    7,983
     Raw Material                              1,563                    1,079
                                               -----                    -----
                                            $15, 630                  $13,423
     Less LIFO Reserve                        (2,580)                  (2,027)
                                               -----                   ------
     Total at LIFO Cost                      $13,050                  $11,396
                                             =======                  =======

4) The Company entered into an unsecured Line of Credit arrangement for short-term debt with a financial institution, which expires May, 1999. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               SEPTEMBER 30, 1998

RESULTS OF OPERATIONS:
Record net sales for the Third Quarter, 1998 increased 4.9% over the prior year period and represented the highest Third Quarter sales amount in the Company's history. This continued our record-setting sales levels for the current year, resulting in record net sales for any nine-month period of $43,548,000 and represented a 5.2% increase over the prior year. These results were hampered by a decline in international business for the quarter of 14% due primarily to the economic and currency turmoil experienced in the Pacific Rim.

For the three months ended September 30, 1998, gross profit dollars and gross profit percentage increased as compared with last year as the result of increased sales volume combined with the positive effects of selective price increases made at the beginning of this year. Gross profit for the nine months ended September 30, 1998, increased 8.5% to $14,044,000 as compared to 1997.

Operating profits were up 20.9% for the Third Quarter ended September 30, 1998, as compared to the Third Quarter, 1997. This was due primarily to the increase from gross profit and the reduction in operating expenses as a percentage of sales, representing continued cost containment. Operating expenses for the first nine months of 1998 were $9,869,000 as compared to $9,380,000 for the same period in 1997 and this increase was due to the cost of new product introductions and marketing initiatives aimed at gaining market share.

Interest income was $12,000 for the Third Quarter ended September 30, 1998, and $19,000 for the first nine months of 1998, as compared with $5,000 and $45,000 respectively, for the comparable periods of 1997. This increase for the quarter is attributable to an increase in funds available for investment. Interest expense related to short term borrowings under the aforementioned Line of Credit was $35,000 for the quarter and $75,000 for the first nine months of 1998, as compared with $24,000 and $32,000 respectively, for the comparable periods of 1997.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
                               SEPTEMBER 30, 1998

Other income, net was $413,000 for the Third Quarter ended September 30, 1998, and $418,000 for the first nine months of 1998 compared to other income, net of $39,000 and $55,000 respectively, for the comparable periods of 1997. Included in 1998 income is the gain recognized on the sale of our former Glendale, California warehouse facility during the Third Quarter.

Record net income for the Third Quarter ended September 30, 1998 increased 49.1% to $954,000 or 27 cents per share, up from $640,000 or 18 cents per share in the Third Quarter, 1997. For the nine months ended September 30, 1998, net income was $2,785,000 or 78 cents per share, up 24.0% from $2,246,000 or 63 cents per share for the first nine months of 1997.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $21.7 million at September 30, 1998 and $19.9 million at December 31, 1997. This represents a current ratio of 3.9 and 7.2 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 8.9% and 3.6% of this working capital at September 30, 1998 and December 31, 1997 which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This increase is due primarily to an increase in cash, cash equivalents, and short-term investments during the Third Quarter of 1998.

The Company had shareholders' equity of $30.6 million at September 30, 1998 and $29.1 million at December 31, 1997 which, when compared to total liabilities, represented an equity to liability ratio of 4.0 and 8.5, respectively.

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

                               SEPTEMBER 30, 1998


(4) Submission of Matters to a Vote of Security Holders:

      No matters were submitted to vote of security holders during the Quarter ended September 30, 1998.




Item 6(b):

A Form 8-K was not filed for the Quarter ended September 30, 1998.





SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

--------------------------------         -----------------------
Jerome E. Rau                                      Date
President and Director
(Principal Executive Officer)


--------------------------------         ------------------------
Thomas J. Nolan                                    Date
Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)