Form 10-Q/A
period 1998-09-30
MINUTEMAN INTERNATIONAL INC
filed 1999-01-13
CIK 810876

                             SECURITIES AND EXCHANGE
                             WASHINGTON, D. C. 20549

                               FORM 10-Q AMENDMENT

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

                         Commission File Number 0-15582

                          MINUTEMAN INTERNATIONAL, INC.
________________________________________________________________________________
             (Exact Name of Registrant, as Specified in its Charter)

        ILLINOIS                                          36-2262931
________________________________________________________________________________
 (State or other Jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or Organization)

111 SOUTH ROHLWING ROAD, ADDISON, IL                   60101
________________________________________________________________________________
(Address of Principal Executive Offices)             (Zip Code)

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

     Yes     XXXX           No
         ____________          ____________

On September 30, 1998, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                             FORM 10-Q AMENDMENT

                               FOOTNOTE DISCLOSURE
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

IMPACT OF YEAR 2000
-------------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operations problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project by July 1st 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is not estimated to be material, should not have a material effect on the results of operations and is being funded through operating cash flows.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                           SEPTEMBER 30,1998 AMENDMENT

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.


MINUTEMAN INTERNATIONAL, INC.

-----------------------------------      -----------------------------------
Jerome E. Rau
President and Director,
(Principal Executive Officer)



-----------------------------------      -----------------------------------
Thomas J. Nolan
Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)