Form 10-K
period 1998-12-31
MINUTEMAN INTERNATIONAL INC
filed 1999-03-25
CIK 810876

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549






(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER  0-15582

                          MINUTEMAN INTERNATIONAL, INC.
-------------------------------------------------------------------------------
    (Exact Name of Registrant as Specified in its Articles of Incorporation)


             ILLINOIS                                           36-2262931
-------------------------------------------------------------------------------
  (State or other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)


111 SOUTH ROHLWING ROAD, ADDISON, ILLINOIS                        60101
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  630-627-6900


Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value
-------------------------------------------------------------------------------
                              (Title of each class)
                              ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes       No
                                          -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999:

Common stock, no par value, $10,949,000
---------------------------------------

The number of shares outstanding of the issuer's class of common stock as of March 1, 1999:

Common stock, no par value,  3,568,385 shares
----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report for the year ended December 31, 1998, are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement for the Annual Shareholders Meeting to be held April 20, 1999, are incorporated by reference into Part III.

PART I
------

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

On November 23, 1998 the Company entered into an Asset Purchase Agreement with AAR PowerBoss, Inc. (PowerBoss) for the acquisition of substantially all of the net assets and the assumption of certain liabilities of PowerBoss. Additional information pertaining to this acquisition is incorporated by reference on page 20, Note C of the 1998 Annual Report and included in the Form 8-K and 8-K/A previously filed.

Products

The Company's product line consists of hard surface floor care equipment, carpet care and maintenance products, sweepers, scrubbers, commercial and industrial specialized vacuums, and complementary accessories. Included in the specialized vacuum area are the hazardous location/explosive environment vacuums and the clean/room nuclear vacuums.

Minuteman PowerBoss, Inc. (PowerBoss), acquired in 1998, is a wholly-owned subsidiary of Minuteman International, Inc. that designs, manufactures and distributes ride-on and walk-behind sweepers and scrubbers for hard-surface floor and carpet care for use in industrial applications.

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

Additional information pertaining to new products is incorporated herein by reference on pages 8 through 14 of the 1998 Annual Report for the year ended December 31, 1998.

Marketing and Distribution

The Company manufactures and distributes its products throughout the world. The distribution process in the United States is primarily through the more than 450 active dealers and its two sales branches. The Company distributes its products in Canada through Minuteman Canada, Inc. and in Europe through Minuteman European, B.V., both of which are wholly owned subsidiaries. The Company sells its products to Hako-Werke subsidiaries in Japan, Australia and certain European countries. Export of other products is conducted through the headquarter office in Addison, Illinois. Sales to affiliated and unaffiliated customers in foreign countries aggregated to $10,642,000, $12,062,000 and $11,173,000 in 1998, 1997
and 1996, respectively.

The Company's equipment is sold under Minuteman International, Minuteman, Minuteman PowerBoss and Parker Sweeper trade names. The chemical cleaning and coating products are manufactured by Minuteman International, Inc. and sold under Multi-Clean trade name. Substantially all of the Company's commercial equipment is manufactured at its Illinois production facilities in Addison and Hampshire. Substantially all of the Company's industrial equipment is manufactured at its Aberdeen, North Carolina production facilities. The remainder of the Company's industrial equipment is imported from Germany. All of the Company's chemical cleaning and coating products are produced at its Shoreview, Minnesota facility.

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

Patents and Trademarks

Currently, the Company has 29 United States and 22 international patents. Although the Company generally seeks to obtain patents where appropriate, it does not consider the successful conduct of its business in general to be dependent on any of its patents or patent applications. By agreement dated March 1, 1994, with Hako-Werke, the Company agreed to discontinue the use of the "Hako" trademark on any products intended for sale in any country. It was further agreed that the Company and Hako-Werke would be free to market and distribute each of their products throughout the world.

Minuteman International, Inc. is owner of the United States and Canadian registrations for the Multi-Clean and Parker Sweeper trade names. The Minuteman trademark is registered in the United States and Canada. The Parker trademark is registered in the United States and Canada.

Working Capital

The Company had working capital of $28.4 million at December 31, 1998. Cash, cash equivalents and short term investments represented 5.6% of the working capital which when not in use, is invested in bank certificates of deposit, Eurodollar certificate investments, a managed portfolio of high quality, variable rate notes and tax exempt seven day bonds.

Backlog

The Company's backlog of orders was approximately $2.7 million at December 31, 1998 and $2.6 million at December 31, 1997. The Company anticipates that substantially all of the 1998 backlog will be delivered during 1999. In the opinion of Management, fluctuations in the amount of its backlog are not necessarily indicative of intermediate or long-term trends in the Company's business.

Research and Development

The Company expended approximately $1,118,000, $1,102,000 and $1,146,000 in research and development activities during 1998, 1997 and 1996, respectively.

Employees

The Company has 384 full time employees. The facilities in Addison, Illinois and Shoreview, Minnesota, have approximately 101 hourly paid employees who are covered by local collective bargaining agreements. These agreements expire in May, 2003 and October, 2003, respectively. The Company believes that the current employee relations are excellent. The Company plans to hire additional employees during 1999 as are justified by the needs of the business.

Environmental Matters

The Company's operations are subject to various federal, state and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components. The Company believes that it is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection are not expected to be material in amount for 1999 or thereafter.

Item 2.       PROPERTIES

The Company owns or leases the following properties in its operations:
                                                                       Owned
Location           Size (sq. ft.)               Use                  or  Leased
-------------------------------------------------------------------------------
Aberdeen, NC       135,000  (Bldg.)   Office, manufacturing,         Leased
                                      Warehouse, sales, service

Addison, IL        112,230  (Bldg.)   Office, manufacturing,
                   254,300  (Land)    Warehouse, sales, service      Owned

Villa Park, IL       6,135  (Bldg.)   Warehouse, sales, service      Leased

Taylor, MI           4,800  (Bldg.)   Warehouse, sales, service      Leased

Hampshire, IL      100,000  (Bldg.)   Manufacturing, warehouse
                   871,200  (Land)                                   Owned

Shoreview, MN       34,952  (Bldg.)   Office, manufacturing,
                   133,830  (Land)    Warehouse, sales, service      Owned

Nieuw-Vennep         9,957  (Bldg.)   Warehouse, sales, service      Leased
The Netherlands

Mississauga,        18,486   (Bldg.)  Warehouse, sales, service      Leased
Ontario, Canada

Approximately 90% of the Company's Addison and Hampshire, Illinois facilities and 85% of the Company's Aberdeen, North Carolina and Shoreview, Minnesota facilities are devoted to manufacturing.

The Villa Park, Illinois lease term expires December 31, 2000. The Taylor, Michigan lease term expires February 28, 2002. The Nieuw-Vennep, Netherlands lease term expires January 31, 2003. The Mississauga, Ontario lease term expires on November 30, 2002. The Aberdeen, North Carolina lease term expires November 30, 2001. The Company believes that failure to obtain the renewal of any lease would not have a material adverse effect on its business.

Item 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business. The outcome of these matters will not, in the opinion of Management, have a material adverse effect on the business or financial condition of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1998, the Company did not submit any matter to a vote of shareholders through the solicitation of proxies or otherwise.

Part II
-------

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Common stock market prices and dividends on page 23 of the Annual Report for the year ended December 31, 1998, are incorporated herein by reference.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The Selected Consolidated Financial Data on page 23 and the Notes to Consolidated Financial Statements on pages 19 through 22 of the Annual Report for the year ended December 31, 1998, are incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 15 and 16 and related comments in the President's letter on Page 2 of the Annual Report for the year ended December 31, 1998, are incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption "Market Risk" appearing on page 16 of the Annual Report for the year ended December 31, 1998 is incorporated herein by reference (See Item 7. Management's Discussion and Analysis.)

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included on pages 17 through 24 of the Annual Report for the year ended December 31, 1998, are incorporated herein by reference.

Quarterly Results of Operations on page 22 of the Annual Report for the year ended December 31, 1998, is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's auditors on accounting and financial disclosure.

Part III
--------

Item 10. DIRECTORS AND OFFICERS OF THE COMPANY

The information contained on pages 2 through 6 of Minuteman International, Inc.'s Proxy Statement dated March 15, 1999, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

Item 11. EXECUTIVE COMPENSATION

The information contained on pages 4 through 6 of Minuteman International Inc.'s Proxy Statement dated March 15, 1999, with respect to Executive Compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on page 2 of Minuteman International Inc.'s Proxy Statement dated March 15, 1999, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 2 through 6 of Minuteman International Inc.'s Proxy Statement dated March 15, 1999, with respect to certain relationships and related transactions, are incorporated herein by reference in response to this item.

Part IV.
--------

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

(b)   Reports on Form 8-K and 8-K/A

      A Report on Form 8-K was filed on December 8, 1998.
      A Report on Form 8-K/A was filed on February 8, 1999.

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

                                          Minuteman International, Inc.
                                          -----------------------------
                                                (Registrant)


Date:  March 15,  1999                By:
                                          -------------------------------------
                                          Jerome E. Rau, President and
                                          Chief Executive Officer


                                      By:
                                          -------------------------------------
                                          Thomas J. Nolan,
                                          Chief Financial Officer,
                                          Secretary and Treasurer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


--------------------------------------
Jerome E. Rau
President, Chief Executive Officer,
and Director


--------------------------------------
Tyll Necker, Director


--------------------------------------
Frederick W. Hohage, Director


--------------------------------------
Frank Reynolds, Director


--------------------------------------
James C. Schrader, Jr. Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a) (1) AND (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1998

                          MINUTEMAN INTERNATIONAL, INC.

                                ADDISON, ILLINOIS

ITEM 14(a) (1) AND (2)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

December 31, 1998

The following consolidated financial statements of Minuteman International, Inc. and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

         Consolidated Balance Sheets - December 31, 1998
             and 1997

         Consolidated Statements of Income - Years ended
             December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity -
             Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows -
             Years Ended December 31, 1998, 1997 and 1996

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

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


Shareholders and Board of Directors
Minuteman International, Inc.



We have audited the accompanying consolidated balance sheets of Minuteman International, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minuteman International, Inc. and subsidiaries at December 31, 1998 and 1997, and consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






Ernst & Young LLP
Chicago, Illinois
February 12, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES


---------------------------------------------------------------------------------------
                                                           Additions              Deductions
                                                    --------------------------- ------------
                                                                     (2)
                                                                  Charged to
                                    Balance at      Charged to    Other                          Balance
                                    Beginning of    Costs and     Accounts -                     at End of
Description                         Period          Expenses      Describe        Describe(1)    Period
-----------                         ------------    --------      --------        -----------    ------
Year Ended December 31, 1998
----------------------------
Reserves and allowances deducted
from asset accounts:
   Allowance for uncollectible
     accounts                       $328,000        203,000       310,000           120,000      $721,000

Year Ended December 31, 1997
----------------------------
Reserves and allowances deducted
from asset accounts:
   Allowance for uncollectible
     accounts                       $351,000         98,000       ----------        121,000      $328,000

Year Ended December 31, 1996
----------------------------
Reserves and allowances deducted
from asset accounts:
   Allowance for uncollectible
     accounts                       $372,000        104,000       ----------        125,000      $351,000


Note 1 -- Uncollectible accounts written off, net of recoveries.

Note 2 - Beginning balance of AAR PowerBoss, acquired during 1998.


                          MINUTEMAN INTERNATIONAL, INC.

                                  EXHIBIT INDEX
                          -----------------------------

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


11        Statement re. Computation of Per Share Earnings
          -----------------------------------------------

          Statement re. computation of per share earnings. See Note B of the Notes to Consolidated Financial Statements on Page 20 of the Annual Report for the year ended December 31, 1998 (incorporated herein by reference).

13        Annual Report to Security Holders
          ---------------------------------

          The Company's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

          Subsidiaries of the Registrant
          ------------------------------

22 (a)    Subsidiaries of the Registrant (included herein at Page 17).

-------------------------------------------------------------------------------




Minuteman International, Inc. will furnish any of the aforementioned exhibits indicated above to requesting security holders upon written request.