Form 10-Q
period 1999-03-31
MINUTEMAN INTERNATIONAL INC
filed 1999-05-13
CIK 810876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

         (2)      HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
                  DAYS.

         YES           XXXX          NO
                  --------------           --------------

ON MARCH 31, 1999, THERE WERE 3,568,385 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                         PART I - FINANCIAL INFORMATION
                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 and DECEMBER 31, 1998
                           (in thousands of dollars)

                                                             Unaudited        Audited
                                                              3/31/99         12/31/98
                                                             ---------       ---------
                         ASSETS

CURRENT ASSETS:
    Cash & cash equivalents.............................       $   469         $ 1,590
    Short-term investments..............................                             1
    Accounts receivable, less allowances of
     $802 in 1999 and $721 in 1998......................        16,707          14,725
    Due from affiliates.................................           641             308
    Inventories ........................................        18,421          17,339
    Prepaid expenses....................................           141             187
    Refundable income taxes.............................                           111
    Deferred income taxes...............................           320             320
                                                             ---------       ---------
        Total current assets............................        36,699          34,581

PROPERTY, PLANT AND EQUIPMENT, at cost..................        21,817          21,375
Accumulated depreciation................................        11,929          11,423
                                                             ---------       ---------
        Net property, plant and equipment...............         9,888           9,952

INTANGIBLE ASSETS - net of amortization.................         6,058           6,137
                                                             ---------       ---------
                                                               $52,645         $50,670
                                                             =========       =========
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable....................................       $ 4,683         $ 3,269
    Accrued expenses....................................         3,000           2,952
    Income taxes payable................................           120
                                                             ---------       ---------
        Total current liabilities.......................         7,803           6,221

LONG-TERM DEBT..........................................        13,500          13,500

DEFERRED INCOME TAXES...................................           175             175

SHAREHOLDERS' EQUITY
    Common stock, no-par value
      Authorized shares - 10,000,000
      Issued and outstanding shares -
      3,568,385 in 1999 and 1998........................         6,396           6,396
    Retained earnings...................................        25,002          24,624
    Cumulative foreign currency translation adjustments.          (231)           (246)
                                                             ---------       ---------
        Total shareholders' equity......................        31,167          30,774
                                                             ---------       ---------
                                                               $52,645         $50,670
                                                             =========       =========

See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
      (in thousands of dollars except share and per share data-unaudited)

                                                         THREE MONTHS ENDED
                                                      -----------------------
                                                       3/31/99       3/31/98
                                                      ---------     ---------
NET SALES.......................................      $  19,119     $  15,101

COST OF SALES...................................         13,437        10,160
                                                      ---------     ---------
     Gross profit...............................          5,682         4,941

OPERATING EXPENSES
  Selling.......................................          3,351         2,875
  General and administrative....................            792           608
                                                      ---------     ---------
     Total operating expenses...................          4,143         3,483
                                                      ---------     ---------
  Income from operations........................          1,539         1,458

OTHER INCOME (EXPENSE)
  Interest income...............................              7             4
  Interest expense..............................           (216)          (11)
  Other, net....................................            (86)            3
                                                      ---------     ---------
     Total other expense........................           (295)           (4)
                                                      ---------     ---------

  Income before income taxes....................          1,244         1,454

PROVISION FOR INCOME TAXES......................            472           553
                                                      ---------     ---------

NET INCOME......................................      $     772     $     901
                                                      =========     =========

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING...........................      3,568,385     3,568,385
                                                      =========     =========

NET INCOME PER COMMON SHARE - BASIC AND DILUTED       $    0.22     $    0.25
                                                      =========     =========



     See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars-unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                     ---------------------------
                                                                                      3/31/99          3/31/98
                                                                                     ----------      -----------
OPERATING ACTIVITIES
  Net income.................................................................           $  772         $  901
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization...........................................              585            452
     Other...................................................................               15             10
  Changes in operating assets and liabilities:
        Accounts receivable and due from affiliates..........................           (2,315)        (3,266)
        Inventories..........................................................           (1,082)        (1,391)
        Prepaid expenses and refundable income taxes.........................              157             43
        Accounts payable, accrued expenses and
         income taxes payable................................................            1,582          2,931
                                                                                     ----------      -----------
         NET CASH USED IN OPERATING ACTIVITIES...............................             (286)          (320)


INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net............................             (442)          (358)
  Purchases of short-term investments........................................                            (153)
  Maturities of short-term investments.......................................                1
                                                                                     ----------      -----------
        NET CASH USED IN INVESTING ACTIVITIES................................             (441)          (511)


FINANCING ACTIVITIES
   Dividends paid............................................................             (394)          (393)
   Proceeds from notes payable...............................................                           1,800
                                                                                     ----------      -----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................             (394)         1,407
                                                                                     ----------      -----------

       INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS...............................................           (1,121)           576

Cash and cash equivalents at beginning of period.............................            1,590            564
                                                                                     ----------      -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................           $  469         $1,140
                                                                                     ==========      ===========


 See accompanying notes to condensed consolidated financial statements.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


(1) The Condensed Consolidated Balance Sheets, as of March 31, 1999 and December 31, 1998, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended March 31, 1999 and 1998, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1998.

(2) The results of operations for the three month period ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended March 31, 1999, and the components of the December 31, 1998 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

                                            (000's)                    (000's)
                                            3-31-99                   12-31-98
                                            -------                   --------
     Finished goods                          $8,375                     $7,539
     Work in process                          8,546                      8,257
     Raw materials                            4,550                      4,552
                                            -------                    -------
                                            $21,471                    $20,348
     Less LIFO  & other reserves             (3,050)                    (3,009)
                                            -------                    -------
     Total at LIFO cost                     $18,421                    $17,339
                                            =======                    =======

(4) The Company entered into an unsecured Line of Credit arrangement for short-term debt with a financial institution, which expires in November, 1999. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

(5) Comprehensive income for the First Quarter ended March 31, 1999 decreased to $787,000 from $911,000 in the First Quarter, 1998.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 1999

RESULTS OF OPERATIONS:
The Company achieved record sales for the First Quarter, 1999 representing an increase of 26.6% over the same period a year ago. The record net sales for any quarter of $19,119,000 were aided by sales of PowerBoss's industrial floor-care equipment. Although Minuteman-brand sales were down slightly from last year, response to our product introductions was strong.

Gross profit increased $741,000 or 15.0% over the same quarter in 1998 due to the higher sales volume. Lower margins on PowerBoss sales combined with unfavorable product mix changes caused the reduction of gross profit percentage as a percent of sales.

Operating profits for the current quarter were up 5.6% over the same quarter in 1998. The increase in gross profit more than offset the 18.9% increase in operating expenses. Operating expenses for the first three months of 1999 were $4,143,000 as compared to $3,483,000 for the same period in 1998 due to the costs associated with assimilating PowerBoss, acquired in November, 1998.

Interest expense increased $205,000 in 1999 over the comparable period a year earlier due to the interest on long-term debt relative to the purchase of PowerBoss.

Net income for the First Quarter ended March 31, 1999 decreased 14.3% to $772,000 or 22 cents per share, down from $901,000 or 25 cents per share in the First Quarter, 1998.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                                 MARCH 31, 1999


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $28.9 million at March 31, 1999 and $28.4 million at December 31, 1998. This represents a current ratio of 4.7 and 5.6 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 1.6% and 5.6% of this working capital at March 31, 1999 and December 31, 1998 which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This decrease is due primarily to significant purchases of inventory and capital expenditures during the First Quarter of 1999.

The Company had shareholders' equity of $31.1 million at March 31, 1999 and $30.8 million at December 31, 1998 which, when compared to total liabilities, represented an equity to liability ratio of 1.5 for both periods.

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

                                 MARCH 31, 1999

(4)  Submission of Matters to a Vote of Security Holders:

       No matters were submitted to vote of security holders during the Quarter ended March 31, 1999.


Item 6(b):


A Form 8-K was not filed for the Quarter ended March 31, 1999.



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