Form 10-Q
period 1999-06-30
MINUTEMAN INTERNATIONAL INC
filed 1999-08-06
CIK 810876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

         (2)      HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
                  DAYS.

         YES       XXXX             NO
            -----------------           -----------------

ON JUNE 30, 1999, THERE WERE 3,568,385 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                          PART I - FINANCIAL INFORMATION
                    MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 1999 and DECEMBER 31, 1998
                               (in thousands of dollars)


                                                                             Unaudited                       Audited
                          ASSETS                                              6/30/99                        12/31/98
                                                                           -------------                   -----------
CURRENT ASSETS:
  Cash & cash equivalents..................                                $         491                   $     1,590
  Short-term investments...................                                                                          1
  Accounts receivable, less allowances of
  $746 in 1999 and $721 in 1998............                                       17,461                        14,725
  Due from affiliates......................                                          432                           308
  Inventories..............................                                       18,132                        17,339
  Prepaid expenses.........................                                           76                           187
  Refundable income taxes..................                                          371                           111
  Deferred income taxes....................                                          320                           320

                                                                           -------------                   -----------
              Total current assets.........                                       37,283                        34,581

PROPERTY, PLANT AND EQUIPMENT, at cost.....                                       22,190                        21,375
Accumulated depreciation...................                                       12,439                        11,423

                                                                           -------------                   -----------
              Net property, plant and equipment...                                 9,751                         9,952

INTANGIBLE ASSETS - net of amortization...                                         5,979                         6,137
                                                                           -------------                   -----------

                                                                           $      53,013                   $    50,670
                                                                           =============                   ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable.........................                              $       4,743                   $     3,269
    Accrued expenses...........................                                    2,833                         2,952
                                                                           -------------                   -----------
              Total current liabilities...........                                 7,576                         6,221

LONG-TERM DEBT.............................                                       13,500                        13,500

DEFERRED INCOME TAXES.........................                                       175                           175

SHAREHOLDERS' EQUITY
    Common stock, no-par value
      Authorized shares - 10,000,000
      Issued and outstanding shares -
      3,568,385 in 1999 and 1998.............                                      6,396                         6,396
    Retained earnings.........................                                    25,575                        24,624
    Cumulative foreign currency translation adjustments                             (209)                         (246)

                                                                           -------------                   -----------
              Total shareholders' equity...........                               31,762                        30,774
                                                                           -------------                   -----------

                                                                           $      53,013                   $    50,670
                                                                           =============                   ===========

 See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       (in thousands of dollars except share and per share data-unaudited)


                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                --------------------------      -----------------------------
                                                                  6/30/99         6/30/98          6/30/99           6/30/98
                                                                 ---------       ---------       ----------        -----------
NET SALES....................................                   $   19,578      $   14,485      $    38,697       $    29,586

COST OF SALES................................                       13,423           9,732           26,860            19,892
                                                                 ---------       ---------       ----------        ----------
     Gross profit............................                        6,155           4,753           11,837             9,694
                                                                 ---------       ---------       ----------        ----------
OPERATING EXPENSES
  Selling....................................                        3,318           2,585            6,669             5,460
  General and administrative..................                       1,171             620            1,963             1,228
                                                                 ---------       ---------       ----------        ----------
     Total operating expenses.................                       4,489           3,205            8,632             6,688
                                                                 ---------       ---------       ----------        ----------
  Income from operations.....................                        1,666           1,548            3,205             3,006
                                                                 ---------       ---------       ----------        ----------
OTHER INCOME (EXPENSE)
  Interest income............................                           30               3               37                 7
  Interest expense...........................                         (213)            (29)            (429)              (40)
  Other, net.................................                           90               2                4                 5
                                                                 ---------       ---------       ----------        ----------
     Total other expense.....................                          (93)            (24)            (388)              (28)
                                                                 ---------       ---------       ----------        ----------

  Income before income taxes.................                        1,573           1,524            2,817             2,978

PROVISION FOR INCOME TAXES....................                         607             594            1,079             1,147
                                                                 ---------       ---------       ----------        ----------

NET INCOME...................................                   $      966      $      930      $     1,738       $     1,831
                                                                 =========       =========       ==========        ==========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..                    3,568,385       3,568,385        3,568,385         3,568,385
                                                                 =========       =========       ==========        ==========

NET INCOME PER COMMON SHARE - BASIC AND DILUTED                 $     0.27      $     0.26      $      0.49       $      0.51
                                                                 =========       =========       ==========        ==========







See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of dollars-unaudited)

                                                                                                   THREE MONTHS ENDED
                                                                                            -------------------------------
                                                                                               6/30/99            6/30/98
                                                                                            -----------         -----------
OPERATING ACTIVITIES
  Net income...........................................                                     $     1,738          $    1,831
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization.....................                                           1,174                 900
     Other.............................................                                              37                 (28)
  Changes in operating assets and liabilities:
        Accounts receivable and due from affiliates....                                          (2,860)             (4,693)
        Inventories....................................                                            (793)             (1,110)
        Prepaid expenses and refundable income taxes                                               (149)                 80
        Accounts payable, accrued expenses and
         income taxes payable..........................                                           1,355               2,428
                                                                                            -----------          ----------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  502                (592)


INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net.....                                             (815)               (853)
  Maturities of short-term investments................                                                1                  22
                                                                                            -----------          ----------
              NET CASH USED IN INVESTING ACTIVITIES...                                             (814)               (831)


FINANCING ACTIVITIES
   Dividends paid.....................................                                             (787)               (786)
   Proceeds from notes payable........................                                                               2 ,000
                                                                                            -----------          ----------

              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (787)              1,214
                                                                                            -----------          ----------

       DECREASE IN CASH
                AND CASH EQUIVALENTS..................                                           (1,099)               (209)

Cash and cash equivalents at beginning of period......                                            1,590                 564
                                                                                            -----------          ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD..........                                      $       491          $      355
                                                                                            ===========          ==========



See accompanying notes to condensed consolidated financial statements.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


(1) THE CONDENSED CONSOLIDATED BALANCE SHEETS, AS OF JUNE 30, 1999 AND DECEMBER 31, 1998, AND THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND CASH FLOWS FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998, IN THE OPINION OF THE COMPANY, REFLECT ALL ADJUSTMENTS (WHICH, EXCEPT AS NOTED BELOW, INCLUDE ONLY NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS AND CASH FLOWS, AS OF/AND FOR THE PERIODS THEN ENDED. CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS, PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED, PURSUANT TO S.E.C. RULES AND REGULATIONS, ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES ARE ADEQUATE TO MAKE THE INFORMATION PRESENTED NOT MISLEADING. IT IS SUGGESTED THAT THESE CONDENSED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES, THERETO, INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FOR THE YEAR-ENDED DECEMBER 31, 1998.

(2) THE RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR. NOTE THAT THE 1999 PERIODS REFLECT THE RESULTS OF OPERATIONS AND CASH FLOWS FOR MINUTEMAN POWERBOSS, INC., WHICH WAS ACQUIRED NOVEMBER 23, 1998.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


(3) IT IS THE COMPANY'S POLICY TO TAKE AN ANNUAL PHYSICAL INVENTORY, IN CONJUNCTION WITH THE PREPARATION OF THE ANNUAL FINANCIAL STATEMENTS. AT TIMES, OTHER THAN YEAR-END, IT IS NECESSARY TO ESTIMATE THE BREAKDOWN OF RAW MATERIALS, WORK-IN-PROCESS, AND FINISHED GOODS INVENTORIES. THE ESTIMATE FOR THE PERIOD ENDED JUNE 30, 1999 AND THE COMPONENTS OF THE DECEMBER 31, 1998 INVENTORIES, BASED ON THE PHYSICAL COUNT, BOTH PRIMARILY ON A LIFO BASIS, WERE AS FOLLOWS:

                                                               (000'S)
                                                   6-30-99                  12-31-98
                                                   -------                  --------
     FINISHED GOODS                                $ 8,925                  $  7,539
     WORK IN PROCESS                                 7,650                     8,257
     RAW MATERIALS                                   4,682                     4,552
                                                   -------                  --------
                                                   $21,257                  $ 20,348
     LESS LIFO AND OTHER RESERVES                   (3,125)                   (3,009)
                                                   -------                  --------
     TOTAL AT LIFO COST                            $18,132                  $ 17,339
                                                   =======                  ========

4) THE COMPANY ENTERED INTO AN UNSECURED LINE OF CREDIT ARRANGEMENT FOR SHORT TERM DEBT WITH A FINANCIAL INSTITUTION THAT EXPIRES NOVEMBER, 1999. UNDER THE TERMS OF THIS AGREEMENT THE COMPANY MAY BORROW UP TO $5 MILLION ON TERMS MUTUALLY AGREEABLE TO THE COMPANY AND FINANCIAL INSTITUTION. THERE ARE NO REQUIREMENTS FOR COMPENSATING BALANCES OR RESTRICTIONS OF ANY KIND INVOLVED IN THIS ARRANGEMENT.
5) COMPREHENSIVE INCOME FOR THE SECOND QUARTER ENDED JUNE 30, 1999 INCREASED TO $988,000 FROM $892,000 IN THE SECOND QUARTER, 1998. FOR THE SIX MONTHS IN 1999, COMPREHENSIVE INCOME DECREASED TO $1,775,000 FROM $1,803,000 FOR THE COMPARABLE PERIOD IN 1998.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 1999


RESULTS OF OPERATIONS:

RECORD NET SALES FOR THE SECOND QUARTER, 1999 INCREASED 35.2% OVER THE PRIOR YEAR PERIOD AND REPRESENTED THE HIGHEST SALES QUARTER IN THE COMPANY'S HISTORY. THESE SALES COMBINED WITH FIRST QUARTER SALES, THE PREVIOUS QUARTERLY RECORD, RESULTED IN RECORD NET SALES FOR ANY SIX MONTH PERIOD OF $38,697,000 AND REPRESENTED A 30.8% INCREASE OVER THE PRIOR YEAR. MUCH OF THESE SALES GAINS WERE CONTRIBUTED BY POWERBOSS, ACQUIRED IN NOVEMBER, 1998, ALTHOUGH MINUTEMAN BRAND SALES INCREASED DOMESTICALLY.

GROSS PROFIT INCREASED $1,402,000 OR 29.5% FOR THE SECOND QUARTER, 1999 OVER THE SAME QUARTER IN 1998 DUE TO THE HIGHER SALES VOLUME COMBINED WITH THE POSITIVE EFFECTS OF OUR PRICE INCREASE EARLIER THIS YEAR. LOWER MARGINS ON POWERBOSS SALES CONTRIBUTED TO THE REDUCTION OF GROSS PROFIT PERCENTAGE AS A PERCENT OF SALES. FOR THE SIX MONTH PERIOD IN 1999 GROSS PROFIT INCREASED $2,143,000 OR 22.1% OVER THE SIMILAR PERIOD IN 1998.

OPERATING PROFITS FOR THE CURRENT QUARTER WERE UP 7.6% OVER THE SAME QUARTER IN 1998. OPERATING EXPENSES FOR THE THREE MONTHS OF 1999 WERE $4,489,000 AS COMPARED TO $3,205,000 FOR THE SAME PERIOD IN 1998 DUE TO HIGHER PROFESSIONAL FEES, AMORTIZATION OF GOODWILL, AND INVESTMENTS IN ESTABLISHING POWERBOSS BRANCHES.

INTEREST EXPENSE INCREASED $184,000 IN THE SECOND QUARTER OF 1999 OVER THE SECOND QUARTER OF 1998 DUE TO THE INTEREST ON LONG-TERM DEBT RELATIVE TO THE PURCHASE OF POWERBOSS. FOR THE SIX MONTHS OF 1999 INTEREST EXPENSE INCREASED $389,000 OVER THE COMPARABLE PERIOD A YEAR EARLIER.

NET INCOME FOR THE SECOND QUARTER ENDED JUNE 30, 1999 INCREASED 3.9% TO $966,000, OR 27 CENTS PER SHARE, UP FROM $930,000, OR 26 CENTS PER SHARE IN THE SECOND QUARTER, 1998. FOR THE SIX MONTHS ENDED JUNE 30, 1999 NET INCOME WAS $1,738,000, OR 49 CENTS PER SHARE, DOWN FROM $1,831,000, OR 51 CENTS PER SHARE FOR THE FIRST HALF OF 1998.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                                  JUNE 30, 1999


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

THE COMPANY HAD WORKING CAPITAL OF $29.7 MILLION AT JUNE 30, 1999 AND $28.4 MILLION AT DECEMBER 31, 1998. THIS REPRESENTS A CURRENT RATIO OF 4.9 AND 5.6 FOR THESE PERIODS, RESPECTIVELY.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS REPRESENTED 1.7% AND 5.6% OF THIS WORKING CAPITAL AT JUNE 30, 1999 AND DECEMBER 31, 1998 WHICH, WHEN NOT IN USE, IS INVESTED IN BANK CERTIFICATES OF DEPOSIT, EURO DOLLAR CERTIFICATE INVESTMENTS, AND A MANAGED PORTFOLIO OF HIGH QUALITY VARIABLE RATE NOTES AND TAX-EXEMPT SEVEN DAY BONDS. THIS DECREASE IS DUE PRIMARILY TO SIGNIFICANTLY HIGHER SALES DURING THE SECOND QUARTER OF 1999.

THE COMPANY HAD SHAREHOLDERS' EQUITY OF $31.8 MILLION AT JUNE 30, 1999 AND $30.8 MILLION AT DECEMBER 31, 1998 WHICH, WHEN COMPARED TO TOTAL LIABILITIES, REPRESENTED AN EQUITY TO LIABILITY RATIO OF 1.5 FOR BOTH PERIODS.

THE COMPANY HAS MORE THAN SUFFICIENT CAPITAL RESOURCES AND IS IN A STRONG FINANCIAL POSITION TO MEET BUSINESS AND LIQUIDITY NEEDS AS THEY ARISE. THE COMPANY FORESEES NO UNUSUAL FUTURE EVENTS THAT WILL MATERIALLY CHANGE THE AFOREMENTIONED SUMMARIZATION.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                                  JUNE 30, 1999

 (4) SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     ON APRIL 20, 1999 THE ANNUAL SHAREHOLDERS MEETING WAS HELD, AT WHICH TIME THE FOLLOWING WERE VOTED ON AND APPROVED:

     1. THE AMENDMENT OF THE CORPORATE BYLAWS TO INCREASE THE SIZE OF THE BOARD OF DIRECTORS FROM FIVE TO SIX MEMBERS.

     2. THE FOLLOWING WERE ELECTED DIRECTORS FOR 1999:

        JEROME E. RAU                           TYLL NECKER
        FREDERICK W. HOHAGE                     FRANK R. REYNOLDS
        JAMES C. SCHRADER, JR.                  GREGORY J. RAU

     3. THE APPOINTMENT OF ERNST & YOUNG LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR 1999.



ITEM 6(B):

A FORM 8-K WAS NOT FILED FOR THE QUARTER ENDED JUNE 30, 1999.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                                  JUNE 30, 1999

SIGNATURES:
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED, ON ITS BEHALF, BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

MINUTEMAN INTERNATIONAL, INC.

/s/ Jerome E. Rau                                8/6/99
--------------------------------         -----------------------
JEROME E. RAU                                    DATE
PRESIDENT AND DIRECTOR
(PRINCIPAL EXECUTIVE OFFICER)

/s/ Thomas J. Nolan                              8/6/99
--------------------------------         ------------------------
THOMAS J. NOLAN                                  DATE
CHIEF FINANCIAL OFFICER,
SECRETARY & TREASURER
(PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER)