Form 10-Q
period 1999-09-30
MINUTEMAN INTERNATIONAL INC
filed 1999-11-12
CIK 810876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

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

On September 30, 1999, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 and DECEMBER 31, 1998
                           (in thousands of dollars)

                                                           Unaudited   Audited
                                                            9/30/99    12/31/98
                                                           ---------   --------
                ASSETS

CURRENT ASSETS:
    Cash & cash equivalents.............................     $   723    $ 1,590
    Short-term investments..............................         407          1
    Accounts receivable, less allowances of
     $907 in 1999 and $721 in 1998......................      19,446     14,725
    Due from affiliates.................................         535        308
    Inventories ........................................      18,735     17,339
    Prepaid expenses....................................         164        187
    Refundable income taxes.............................         212        111
    Deferred income taxes...............................         320        320
                                                             -------    -------
        Total current assets............................      40,542     34,581

PROPERTY, PLANT AND EQUIPMENT, at cost..................      22,403     21,375
Accumulated depreciation................................      12,901     11,423
                                                             -------    -------
        Net property, plant and equipment...............       9,502      9,952

INTANGIBLE ASSETS - net of amortization.................       5,901      6,137
                                                             -------    -------
                                                             $55,945    $50,670
                                                             =======    =======
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable....................................      $6,325    $ 3,269
    Accrued expenses....................................       3,425      2,952
                                                             -------    -------
        Total current liabilities.......................       9,750      6,221

LONG-TERM DEBT..........................................      13,500     13,500

DEFERRED INCOME TAXES...................................         175        175

SHAREHOLDERS' EQUITY
    Common stock, no-par value
      Authorized shares - 10,000,000
      Issued and outstanding shares -
      3,568,385 in 1999 and 1998........................       6,396      6,396
    Retained earnings...................................      26,330     24,624
    Cumulative foreign currency translation adjustments.        (206)      (246)
                                                             -------    -------
        Total shareholders' equity......................      32,520     30,774
                                                             -------    -------
                                                             $55,945    $50,670
                                                             =======    =======

 See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
      (in thousands of dollars except share and per share data-unaudited)


                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                -------------------------        -----------------------
                                                                  9/30/99         9/30/98          9/30/99       9/30/98
                                                                ---------       ---------        ---------     ---------
NET SALES.................................................      $  20,653       $  13,962        $  59,350     $  43,548

COST OF SALES.............................................         14,320           9,612           41,180        29,504
                                                                ---------       ---------        ---------     ---------
     Gross profit.........................................          6,333           4,350           18,170        14,044
                                                                ---------       ---------        ---------     ---------
OPERATING EXPENSES
  Selling.................................................          3,353           2,516           10,022         7,976
  General and administrative..............................          1,207             665            3,170         1,893
                                                                ---------       ---------        ---------     ---------
     Total operating expenses.............................          4,560           3,181           13,192         9,869
                                                                ---------       ---------        ---------     ---------
  Income from operations..................................          1,773           1,169            4,978         4,175
                                                                ---------       ---------        ---------     ---------
OTHER INCOME (EXPENSE)
  Interest income.........................................              7              12               44            19
  Interest expense........................................           (214)            (35)            (643)          (75)
  Other, net..............................................            311             413              315           418
                                                                ---------       ---------        ---------     ---------
     Total other income (expense).........................            104             390             (284)          362
                                                                ---------       ---------        ---------     ---------

  Income before income taxes..............................          1,877           1,559            4,694         4,537

PROVISION FOR INCOME TAXES................................            730             605            1,809         1,752
                                                                ---------       ---------        ---------     ---------

NET INCOME................................................      $   1,147       $     954        $   2,885     $   2,785
                                                                =========       =========        =========     =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............      3,568,385       3,568,385        3,568,385     3,568,385
                                                                =========       =========        =========     =========

NET INCOME PER COMMON SHARE - BASIC AND DILUTED...........      $    0.32       $    0.27        $    0.81     $    0.78
                                                                =========       =========        =========     =========


See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars-unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                -------------------------
                                                                                 9/30/99         9/30/98
                                                                                ---------      ----------
OPERATING ACTIVITIES
  Net income................................................................    $   2,885      $    2,785
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization..........................................        1,713           1,305
     Other..................................................................           40             (71)
  Changes in operating assets and liabilities:
        Accounts receivable and due from affiliates.........................       (4,948)         (3,328)
        Inventories.........................................................       (1,396)         (1,654)
        Prepaid expenses and refundable income taxes........................          (78)             85
        Accounts payable, accrued expenses and
         income taxes payable...............................................        3,529           2,821
                                                                                ---------      ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..........................        1,745           1,943


INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........................       (1,027)         (1,054)
  Purchases of short-term investments.......................................         (406)           (390)
                                                                                ---------      ----------
        NET CASH USED IN INVESTING ACTIVITIES...............................       (1,433)         (1,444)


FINANCING ACTIVITIES
   Dividends paid...........................................................       (1,179)         (1,178)
   Proceeds from notes payable..............................................                        1,500
                                                                                ---------      ----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................       (1,179)            322
                                                                                ---------      ----------

       INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS..............................................         (867)            821

Cash and cash equivalents at beginning of period............................        1,590             564
                                                                                ---------      ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................................    $     723      $    1,385
                                                                                =========      ==========



 See accompanying notes to condensed consolidated financial statements.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


(1) The Condensed Consolidated Balance Sheets, as of September 30, 1999 and December 31, 1998, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended September 30, 1999 and 1998, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1998.

(2) The results of operations for the three-month period ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. Note that the 1999 periods reflect the results of operations and cash flows for Minuteman PowerBoss, Inc., which was acquired November 23, 1998.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended September 30, 1999, and the components of the December 31, 1998 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

                                              9-30-99      12-31-98
                                              (000's)       (000's)
                                              -------      --------
     Finished goods                           $ 9,250       $ 7,539
     Work in process                            7,850         8,257
     Raw material                               4,785         4,552
                                              -------       -------
                                              $21,885       $20,348
     Less LIFO & other reserves                (3,150)       (3,009)
                                              -------       -------
     Total at LIFO cost                       $18,735       $17,339
                                              =======       =======

4) The Company entered into an unsecured Line of Credit arrangement for short-term debt with a financial institution, which expires November, 2000. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

5) Comprehensive income for the Third Quarter ended September 30, 1999 increased to $1,150,000 from $911,000 in the Third Quarter 1998. For the nine months in 1999, comprehensive income increased to $2,925,000 from $2,714,000 for the comparable period in 1998.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               SEPTEMBER 30, 1999

RESULTS OF OPERATIONS:

Record net sales in 1999 continued in the Third Quarter, increasing 47.9% over the prior year period and representing the highest sales quarter in the company's history. Record net sales for any nine month period of $59,350,000 increased 36.3% over the prior year. Sales by Minuteman PowerBoss, acquired in November, 1998, contributed to the increases although sales of Minuteman brand products increased dramatically over the prior year periods.

Gross profit increased $1,983,000 or 45.6% for the Third Quarter, 1999 over the same quarter in 1998 due to the higher sales volume. Lower margins on PowerBoss sales contributed to the reduction of gross profit percentage as a percent of sales. For the nine month period in 1999 gross profit increased $4,126,000 or 29.4% over the similar period in 1998.

Operating profits for the current quarter were up 51.7% over the same quarter in 1998. Operating expenses for the three months of 1999 were $4,560,000 as compared to $3,181,000 for the same period in 1998 due to higher professional fees, amortization of goodwill, and investments in PowerBoss branches.

Interest expense increased $179,000 in the Third Quarter of 1999 over the Third Quarter of 1998 due to the interest on long-term debt relative to the purchase of PowerBoss. For the nine months of 1999 interest expense increased $568,000 over the comparable period a year earlier.

Other income, net decreased $102,000 in the Third Quarter of 1999 compared to the Third Quarter of 1998. Other income, net in the Third Quarter 1999 related primarily to the successful settlement of patent infringement litigation against an industry competitor. Other income, net in the Third Quarter 1998 related primarily to the gain recognized on the sale of our former Glendale, California warehouse facility.

Net income for the Third Quarter ended September 30, 1999 increased 20.2% to $1,147,000, or 32 cents per share, up from $954,000, or 27 cents per share in the Third Quarter, 1998. For the nine months ended September 30, 1999, net income was $2,885,000 or 81 cents per share, up from $2,785,000, or 78 cents per share for the first nine months of 1998.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
                               SEPTEMBER 30, 1999



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $30.8 million at September 30, 1999 and $28.4 million at December 31, 1998. This represents a current ratio of 4.2 and 5.6 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 3.7% and 5.6% of this working capital at September 30, 1999 and December 31, 1998 which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds. This decrease is due primarily to significantly higher sales during the Third Quarter of 1999.

The Company had shareholders' equity of $32.5 million at September 30, 1999 and $30.8 million at December 31, 1998 which, when compared to total liabilities, represented an equity to liability ratio of 1.4 and 1.5, respectively.

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

                               SEPTEMBER 30, 1999


(4) Submission of Matters to a Vote of Security Holders:

       No matters were submitted to vote of security holders during the Quarter ended September 30, 1999.


Item 6(b):

The Company is pleased to announce that effective January 15, 2000, Jerome E. Rau will assume the position as Chairman of the Board of Directors in addition to his current duties as Chief Executive Officer. Gregory J. Rau, currently Executive Vice-President, has accepted the position of President and Chief Operating Officer of Minuteman International, Inc., effective the same date.

A Form 8-K was not filed for the Quarter ended September 30, 1999.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Jerome E. Rau                               11-05-99
--------------------------------         -----------------------
Jerome E. Rau                                      Date
President and Director
(Principal Executive Officer)

/s/ Thomas J. Nolan                              11-05-99
--------------------------------         ------------------------
Thomas J. Nolan                                    Date
Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)