Form 10-Q
period 2000-03-31
MINUTEMAN INTERNATIONAL INC
filed 2000-05-04
CIK 810876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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


On March 31, 2000, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 and DECEMBER 31, 1999
                           (in thousands of dollars)

                                                          Unaudited     Audited
                                                            3/31/00     12/31/99
                                                          ---------     --------

                      ASSETS

CURRENT ASSETS:
     Cash  & cash equivalents ..........................   $    481    $    322
     Short-term investments ............................      2,238       3,332
     Accounts receivable, less allowances of
      $539 in 2000 and $469 in 1999 ....................     18,910      14,935
     Due from affiliates ...............................        570         354
     Inventories .......................................     19,057      18,527
     Prepaid expenses ..................................        170         228
     Refundable income taxes ...........................                    267
     Deferred income taxes .............................        420         420
                                                           --------    --------
          Total current assets .........................     41,846      38,385

PROPERTY, PLANT AND EQUIPMENT, at cost .................     22,553      22,406
Accumulated depreciation ...............................     13,499      12,993
                                                           --------    --------
          Net property, plant and equipment ............      9,054       9,413

INTANGIBLE ASSETS-net of amortization of
 $521 in 2000 and $442 in 1999 .........................      5,746       5,825
                                                           --------    --------
                                                           $ 56,646    $ 53,623
                                                           ========    ========

     LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ..............   $  1,500    $  1,500
     Accounts payable ..................................      4,472       3,359
     Accrued expenses ..................................      3,909       3,235
     Income taxes payable ..............................        569
                                                           --------    --------
          Total current liabilities ....................     10,450       8,094

LONG-TERM DEBT .........................................     12,000      12,000

DEFERRED INCOME TAXES ..................................        265         265

SHAREHOLDERS' EQUITY
     Common stock, no-par value
     Authorized shares-10,000,000
     Issued and outstanding shares-
     3,568,385 in 2000 and 1999 ........................      6,396       6,396
     Retained earnings .................................     27,729      27,060
     Cumulative foreign currency translation adjustments       (194)       (192)
                                                           --------    --------
          Total shareholders' equity ...................     33,931      33,264
                                                           --------    --------
                                                           $ 56,646    $ 53,623
                                                           ========    ========

See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       (in thousands of dollars except share and per share data-unaudited)


                                                       THREE MONTHS ENDED
                                                --------------------------------
                                                    3/31/00             3/31/99
                                                -----------         -----------

NET SALES ...................................   $    22,606         $    19,119
COST OF SALES ...............................        15,559              13,437
                                                -----------         -----------
     Gross profit ...........................         7,047               5,682

OPERATING EXPENSES
Selling .....................................         4,032               3,351
General and administrative ..................         1,123                 871
                                                -----------         -----------
     Total operating expenses ...............         5,155               4,222
                                                -----------         -----------
Income from operations ......................         1,892               1,460

OTHER INCOME (EXPENSE)
     Interest income ........................            62                   7
     Interest expense .......................          (212)               (216)
     Other, net .............................             9                  (7)
                                                -----------         -----------
          Total other expense ...............          (141)               (216)
                                                -----------         -----------
     Income before income taxes .............         1,751               1,244

PROVISION FOR INCOME TAXES ..................           688                 472
                                                -----------         -----------
NET INCOME ..................................   $     1,063         $       772
                                                ===========         ===========
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING .........................     3,568,385           3,568,385
                                                ===========         ===========
NET INCOME PER COMMON SHARE-BASIC AND DILUTED   $      0.30         $      0.22
                                                ===========         ===========





     See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars-unaudited0


                                                            THREE MONTHS ENDED
                                                            -------------------
                                                            3/31/00     3/31/99

OPERATING ACTIVITIES
Net income ..............................................   $ 1,063    $   772
Adjustments to reconcile net income to net
 cash used in operating activities:
     Depreciation .......................................       506        506
     Amortization .......................................        79         79
     Other ..............................................        (2)        15
Changes in operating assets and liabilities:
     Accounts receivable and due from affiliates ........    (4,191)    (2,315)
     Inventories ........................................      (530)    (1,082)
     Prepaid expenses and refundable income taxes .......       325        157
     Accounts payable, accrued expenses and
      income taxes payable ..............................     2,356      1,582
                                                            -------    -------
          NET CASH USES IN OPERATING ACTIVITIES .........      (394)      (286)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net .........      (147)      (442)
Maturities of short-term investments ....................     1,094          1
                                                            -------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....       947       (441)

FINANCING ACTIVITIES
     Dividends paid .....................................      (394)      (394)
                                                            -------    -------

          NET CASH USED IN FINANCING ACTIVITIES .........      (394)      (394)
                                                            -------    -------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS ...............................       159     (1,121)

Cash and cash equivalents at beginning of period ........       322      1,590
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............  $   481    $   469
                                                            =======    =======

     See accompanying notes to condensed consolidated financial statements.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


(1) The Condensed Consolidated Balance Sheets, as of March 31, 2000 and December 31, 1999, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended March 31, 2000 and 1999, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1999.

(2) The results of operations for the three month period ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended March 31, 2000, and the components of the December 31, 1999 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

                               (000'S)     (000'S)
                               3-31-00    12-31-99
                              --------    --------
Finished goods                $  7,450    $  7,760
Work in process                  9,590       8,451
Raw materials                    4,267       4,403
                              --------    --------
                              $ 21,307    $ 20,614
Less LIFO  & other reserves     (2,250)     (2,087)
                              --------    --------
Total at LIFO cost            $ 19,057    $ 18,527
                              ========    ========

4) The Company entered into an unsecured Line of Credit arrangement for short-term debt with a financial institution, which expires in November, 2000. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

5) Comprehensive income for the First Quarter ended March 31, 2000 increased to $1,061,000 from $787,000 in the First Quarter, 1999.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2000

RESULTS OF OPERATIONS:
The company achieved record sales for the First Quarter, 2000 representing an increase of 18.2% over the same period a year ago. The record net sales for any quarter of $22,606,000, fueled by a strong domestic dealer demand, included increases across most product lines and favorable responses to our product introductions.

Gross profit increased $1,365,000 or 24.0% over the same quarter in 1999 due to the higher sales volume, as well as the positive effects of a price increase implemented in the first quarter of 2000. Cost containment additionally contributed to an increase in gross profit percentage as a percent of sales.

Operating profits for the current quarter were up 29.6% over the same quarter in 1999. Operating expenses for the first three months of 2000 were $5,155,000 as compared to $4,222,000 for the same period in 1999 mainly due to increased personnel and promotional costs.

Net Income for the First Quarter ended March 31, 2000 increased 37.7% to $1,063,000 or 30 cents per share, up from $772,000 or 22 cents per share in the First Quarter, 1999.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                                 MARCH 31, 2000


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The company had working capital of $31.4 million at March 31, 2000 and $30.3 million at December 31, 1999. This represents a current ratio of 4.0 and 4.7 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 8.7% and 12.1% of this working capital at March 31, 2000 and December 31, 1999 which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments. This decrease is due primarily to significantly higher sales during the first quarter of 2000.

The company had shareholders' equity of $33.9 million at March 31, 2000 and $33.3 million at December 31, 1999 which, when compared to total liabilities, represented an equity to liability ratio of 1.5 and 1.6, respectively.

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

                                 MARCH 31, 2000

 (4) Submission of Matters to a Vote of Security Holders:

     No matters were submitted to vote of security holders during the Quarter ended March 31, 2000.

     ITEM 6 - Exhibits and reports on Form 8-K
     ITEM 6(a): The By Laws and amendments thereto are included as Exhibits pursuant to item 601 (b)(3)(ii) of Regulation S-K
     ITEM 6(b):

     A Form 8-K was not filed for the Quarter ended March 31, 2000.



SIGNATURES:
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.
/s/ Jerome E. Rau                          May 4, 2000
--------------------------------         -----------------------
Jerome E. Rau                                               Date
Chairman of the Board and Director
(Principal Executive Officer)
/s/ Thomas J. Nolan                        May 4, 2000
--------------------------------         ------------------------
Thomas J. Nolan                                             Date
Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer And
Principal Accounting Officer)