Form 10-Q
period 2000-06-30
MINUTEMAN INTERNATIONAL INC
filed 2000-08-11
CIK 810876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OFTHE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2000

                    Commission File Number 0-15582

                         MINUTEMAN INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant, as Specified in its Charter)

           ILLINOIS                                     36-2262931
   (State or other Jurisdiction of          (IRS Employer Identification Number)
    Incorporation or organization)

   111 South Rohlwing Road, Addison, IL                                 60101
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)



Registrant's Telephone Number, Including Area Code:   (630) 627-6900

                                    No Change
--------------------------------------------------------------------------------
      (Former Name, Address, or Fiscal Year, if Changed Since Last Reports)

Indicate, by check mark, whether the Registrant

       (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

       (2)   has been subject to such filing requirements for the past 90 days.

             Yes        XXXX                       No
                --------------------                 ------------------

On June 30, 2000, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 and DECEMBER 31, 1999
                            (in thousands of dollars)

                                                       Unaudited          Audited
                                                        6/30/00          12/31/99
                         ASSETS                       -------------    -------------
CURRENT ASSETS:
     Cash & cash equivalents .........................$         159    $          322
     Short-term investments ..........................        1,577             3,332
     Accounts receivable, less allowances of
     $617 in 2000 and $469 in 1999 ...................       20,844            14,935
     Due from affiliates .............................          617               354
     Inventories .....................................       18,331            18,527
     Prepaid expenses ................................          191               228
     Refundable income taxes .........................                            267
     Deferred income taxes ...........................          420               420
                                                      -------------    --------------
     Total current assets ............................       42,139            38,385

 PROPERTY, PLANT AND EQUIPMENT, at cost ..............       22,690            22,406
 Accumulated depreciation ............................       14,004            12,993
                                                      -------------    --------------
        Net property, plant and equipment ............        8,686             9,413

 INTANGIBLE ASSETS - net of amortization of
       $600 in 2000 and $442 in 1999 .................        5,667             5,825
                                                      -------------    --------------
                                                      $      56,492    $       53,623
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Current maturities of long-term debt ............       $1,500            $1,500
     Accounts payable ................................        4,407             3,359
     Accrued expenses ................................        4,158             3,235
     Income taxes payable ............................          137
                                                      -------------    --------------
 Total current liabilities ...........................       10,202             8,094
 LONG-TERM DEBT, less current maturities .............       11,250            12,000
 DEFERRED INCOME TAXES ...............................          265               265

 SHAREHOLDERS- EQUITY
     Common stock, no-par value
     Authorized shares - 10,000,000
     Issued and outstanding shares
     3,568,385 in 2000 and 1999 ......................        6,396             6,396
     Retained earnings ...............................       28,593           27, 060
     Cumulative foreign currency translation
       adjustments                                             (214)             (192)
                                                      -------------    --------------
               Total shareholders' equity ............       34,775            33,264
                                                      -------------    --------------
                                                      $      56,492    $       53,623
                                                      =============    ==============

 See accompanying notes to condensed consolidated financial statements.

                      MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
          (in thousands of dollars except share and per share data-unaudited)

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     ---------------------------      ---------------------------
                                                      6/30/00          6/30/99          6/30/00         6/30/99
                                                     ----------      -----------      -----------     ----------
 NET SALES ..........................................$   22,002      $    19,578      $    44,608     $    38,697

 COST OF SALES .........................,............    15,118           13,423           30,677          26,860
                                                     ----------      -----------      -----------     -----------
      Gross profit ..................................     6,884            6,155           13,931          11,837
                                                     ----------      -----------      -----------     -----------
OPERATING EXPENSES
   Selling ..........................................     3,732            3,318            7,764          6,669
   General and administrative .......................     1,177            1,092            2,300           1,963
                                                     ----------      -----------      -----------     -----------
   Total operating expenses .........................     4,909            4,410           10,064           8,632
                                                     ----------      -----------      -----------     -----------
   Income from operations ...........................     1,975            1,745            3,867           3,205

OTHER INCOME (EXPENSE)
 Interest income ....................................        32               30               94              37
 Interest expense ...................................      (196)            (213)            (408)           (429)
 Other, net .........................................         6               11               15               4
                                                     ----------      -----------      -----------     -----------
 Total other expense ................................      (158)            (172)            (299)           (388)
                                                     ----------      -----------      -----------     -----------
 Income before income taxes .........................     1,817            1,573            3,568           2,817

 PROVISION FOR INCOME TAXES .........................       704              607            1,392           1,079
                                                     ----------      -----------      -----------     -----------
 NET INCOME .........................................$    1,113      $       966      $     2,176     $     1,738
 AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING ................................. 3,568,385        3,568,385        3,568,385       3,568,385
                                                     ==========      ===========      ===========     ===========
NET INCOME PER COMMON SHARE - BASIC AND DILUTED      $     0.31      $      0.27      $      0.61     $      0.49

     See accompanying notes to condensed consolidated financial statements.

                                  MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands of dollars-unaudited)

                                                                        SIX MONTHS ENDED
                                                                   6/30/00           6/30/99
                                                                  ----------        ----------
OPERATING ACTIVITIES
   Net income ................................................    $    2,176        $    1,738
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation .............................................        1,011             1,016
     Amortization .............................................          158               158
     Other.....................................................          (22)               37
   Changes in operating assets and liabilities:
        Accounts receivable and due from affiliates ...........       (6,172)           (2,860)
        Inventories ...........................................          196              (793)
        Prepaid expenses and refundable income taxes                     304              (149)
        Accounts payable, accrued expenses and
          income taxes payable ................................        2,108             1,355
                                                                  ----------         ---------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (241)              502

INVESTING ACTIVITIES
   Purchases of property, plant and equipment, net ............         (284)             (815)
   Maturities of short-term investments .......................        1,755                 1
                                                                  ----------         ---------

            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        1,471              (814)

 FINANCING ACTIVITIES
   Dividends paid .............................................         (643)             (787)
   Payment of current maturity of long-term debt ..............         (750)
                                                                  ----------         ---------

              NET CASH USED IN FINANCING ACTIVITIES                   (1,393)             (787)
                                                                  ----------         ---------

      DECREASE IN CASH
                 AND CASH EQUIVALENTS..........................         (163)           (1,099)

   Cash and cash equivalents at beginning of period ...........          322             1,590
                                                                  ----------         ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $      159         $     491

                                                                  ============================

  See accompanying notes to condensed consolidated financial statements.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

(1) The Condensed Consolidated Balance Sheets, as of June 30, 2000 and December 31, 1999, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended June 30, 2000 and 1999, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1999.

(2) The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

 (3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended June 30, 2000 and the components of the December 31, 1999 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

                                                     (OOO-s)

                                         6-30-00                 12-31-99
                                      -------------            -------------
     Finished goods                      $ 7,540                  $ 7,760
     work in process                       9,170                    8,451
     Raw materials                         3,671                    4,403
                                         -------                   ------
                                         $20,381                  $20,614
     Less LIFO and other reserves         (2,050)                  (2,087)
                                         -------                  ------
     Total at LIFO cost                  $18,331                  $18,527


4) The Company entered into an unsecured Line of Credit arrangement for short term debt with a financial institution that expires November, 2000. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

5) Comprehensive income for the Second Quarter ended June 30, 2000 increased to $1,093,000 from $988,000 in the Second Quarter, 1999. For the six months in 2000, comprehensive income increased to $2,154,000 from $1,775,000 for the comparable period in 1999.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                  JUNE 30, 2000

RESULTS OF OPERATIONS:

Net sales for the second QUARTER 2000 increased 12.4% over the prior year period, continuing the double-digit growth experienced in the first quarter. These sales combined with first quarter sales resulted in record net sales for any six month period of $44,608,000 and represented a 15.3% increase over the prior year. Sales through domestic distribution remained strong, however export sales particularly at PowerBoss were adversely affected by the strong dollar.

Gross profit increased $729,000 or 11.8% for the second quarter 2000 over the same quarter in 1999 due to the higher sales volume combined with the positive effects of our price increase earlier this year. For the six month period in 2000 gross profit increased $2,094,000 or 17.7% over the similar period in 1999.

OPERATING profits for the current quarter were up 13.2% over the same quarter in 1999. Operating expenses for the three months ended June 30, 2000 were $4,909,000 as compared to $4,410,000 for the same period in 1999 due to higher health and casualty insurance costs, the new employee incentive program and continued investment of resources into our oracle software implementation project.

Net income for the second quarter ended June 30, 2000 increased 15.2% to $1,113,000, or 31 cents per share, up from $966,000, or 27 cents per share in the second quarter, 1999. For the six months ended June 30, 2000, net income was $2,176,000, or 61 cents per share, up from $1,738,000, or 49 cents per share for the first half of 1999.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                                  JUNE 30, 2000

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $31.9 million at June 30, 2000 and $30.3 million at December 31, 1999. This represents a current ratio of 4.1 and 4.7 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 5.4% and 12.1% of this working capital at June 30, 2000 and December 31, 1999 which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments. This decrease is due primarily to significantly higher sales during the second quarter of 2000.

The Company had shareholders' equity of $34.8 million at June 30, 2000 and $33.3 million at December 31, 1999 which, when compared to total liabilities, represented an equity to liability ratio of 1.6 for both periods.

The Company has more than sufficient capital resources and is in a strong financial position to meet business and liquidity needs as they arise. The Company foresees no unusual future events that will materially change the aforementioned summarization.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                                  JUNE 30, 2000

  (4) Submission of Matters to a vote of Security Holders:

       On April 18, 2000 the annual shareholders meeting was held, at which time the following were voted on and approved:

       1.   Ratification of the Minuteman 2000 Restricted Stock Plan.

       2.   The following were elected Directors for 2000:

            Jerome E. Rau                        Tyll Necker
            Frederick W. Hohage                  Frank R. Reynolds
            James C. Schrader, Jr.               Gregory J. Rau

       3. The appointment of Ernst & Young LLP as the company's independent auditors for 2000.

Item 6: Exhibits and Reports on Form 8-k

     (a) The Articles of Incorporation and Articles of Amendment thereto are included as exhibits pursuant to Item 601(b)(3)(ii) of Regulation S-K.

     (b) A Form 8-K was not filed for the Quarter ended June 30, 2000.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                                  JUNE 30, 2000

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.



-----------------------------------                  ----------------------
Jerome E. Rau                                                 Date
Chairman of the Board and Director
(Principal Executive Officer)

----------------------------------                   ----------------------
Thomas J. Nolan                                               Date
Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer and
Principal Accounting officer)