Form 10-Q
period 2000-09-30
MINUTEMAN INTERNATIONAL INC
filed 2000-11-07
CIK 810876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-15582

                          MINUTEMAN INTERNATIONAL, INC.
  -------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

        ILLINOIS                                                  36-2262931
  -------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

 111 SOUTH ROHLWING ROAD, ADDISON, IL                                 60101
  -------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE  OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630)627-6900

                                    NO CHANGE
  -------------------------------------------------------------------------
(FORMER  NAME,  ADDRESS,  OR FISCAL YEAR,  IF CHANGED SINCE LAST REPORTS)

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


ON SEPTEMBER 30, 2000, THERE WERE 3,568,385 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                         PART I - FINANCIAL INFORMATION
                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 and DECEMBER 31, 1999
                            (in thousands of dollars)

                                                     Unaudited      Audited
                                                     9/30/00       12/31/99
                                                  -------------  -----------

CURRENT ASSETS:
    Cash & cash equivalents ......................  $    963    $    322
    Short-term investments .......................     2,597       3,332
    Accounts receivable, less allowances of
     $731 in 2000 and $469 in 1999 ...............    20,978      14,935
    Due from affiliates ..........................       735         354
    Inventories ..................................    19,174      18,527
    Prepaid expenses .............................       228         228
    Refundable income taxes ......................                   267
    Deferred income taxes ........................       420         420
                                                    --------    --------
            Total current assets .................    45,095      38,385

PROPERTY, PLANT AND EQUIPMENT, at cost ...........    23,042      22,406
Accumulated depreciation .........................    14,473      12,993
                                                    --------    --------
            Net property, plant and equipment ....     8,569       9,413

INTANGIBLE ASSETS - net of amortization of
     $679 in 2000 and $442 in 1999 ...............     5,588       5,825
                                                    --------    --------
                                                    $ 59,252    $ 53,623
                                                    ========    ========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt .........  $  1,500    $  1,500
    Accounts payable .............................     5,955       3,359
    Accrued expenses .............................     4,438       3,235
    Income taxes payable .........................        24
                                                    --------    --------
            Total current liabilities ............    11,917       8,094

LONG-TERM DEBT, less current maturities ..........    11,250      12,000

DEFERRED INCOME TAXES ............................       265         265

SHAREHOLDERS' EQUITY
    Common stock, no-par value
      Authorized shares - 10,000,000
      Issued and outstanding shares -
      3,568,385 in 2000 and 1999 .................     6,396       6,396
    Retained earnings ............................    29,647      27,060
    Cumulative foreign currency translation
      adjustments ................................      (223)       (192)
                                                    --------    --------
            Total shareholders' equity ...........    35,820      33,264

                                                    --------    --------
                                                    $ 59,252    $ 53,623
                                                    ========    ========

      See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       (in thousands of dollars except share and per share data-unaudited)


                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                        ------------------------      -----------------------
                                         9/30/00         9/30/99       9/30/00        9/30/99
                                         -------         -------       -------        -------

NET SALES .........................  $    21,866    $    20,653    $    66,474    $    59,350

COST OF SALES .....................       15,040         14,320         45,717         41,180
                                     -----------    -----------    -----------   ------------
     Gross profit .................        6,826          6,333         20,757         18,170
                                     -----------    -----------    -----------   ------------
OPERATING EXPENSES
  Selling .........................        3,372          3,353         11,136         10,022
  General and administrative ......        1,143          1,207          3,443          3,170
                                     -----------    -----------    -----------    -----------
     Total operating expenses .....        4,515          4,560         14,579         13,192
                                     -----------    -----------    -----------    -----------
  Income from operations ..........        2,311          1,773          6,178          4,978
                                     -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest income .................           46              7            140             44
  Interest expense ................         (199)          (214)          (607)          (643)
  Other, net ......................           55            311             70            315
                                     -----------    -----------    -----------    -----------
     Total other income (expense)..          (98)           104           (397)          (284)
                                     -----------    -----------    -----------    -----------

  Income before income taxes ......        2,213          1,877          5,781          4,694

PROVISION FOR INCOME TAXES ........          909            730          2,301          1,809
                                     -----------    -----------    -----------    -----------

NET INCOME ........................  $     1,304    $     1,147    $     3,480    $     2,885
                                     ===========    ===========    ===========    ===========

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING..............    3,568,385      3,568,385      3,568,385      3,568,385
                                     ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE - BASIC
   AND DILUTED                       $      0.37    $      0.32    $      0.98    $      0.81
                                     ===========    ===========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of dollars-unaudited)


                                                                  NINE MONTHS ENDED
                                                                 9/30/00     9/30/99
                                                                 -------     --------
OPERATING ACTIVITIES
  Net income ..................................................   $ 3,480    $ 2,885
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation .............................................     1,462      1,476
     Amortization .............................................       237        237
     Other ....................................................       (31)        40
  Changes in operating assets and liabilities:
        Accounts receivable and due from affiliates ...........    (6,424)    (4,948)
        Inventories ...........................................      (647)    (1,396)
        Prepaid expenses and refundable income taxes ..........       267        (78)
        Accounts payable, accrued expenses and
         income taxes payable .................................     3,823      3,529
                                                                  -------    -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES ........     2,167      1,745


INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net .............      (618)    (1,027)
  Purchases of short-term investments .........................                 (406)
  Maturities of short-term investments ........................       735
                                                                  -------    -------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       117     (1,433)


FINANCING ACTIVITIES
   Dividends paid .............................................      (893)    (1,179)
   Payment of current maturity of long-term debt...............      (750)
                                                                  -------    -------

            NET CASH USED IN FINANCING ACTIVITIES .............    (1,643)    (1,179)
                                                                  -------    -------

       INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS ............................       641       (867)

Cash and cash equivalents at beginning of period ..............       322      1,590
                                                                  -------    -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $   963    $   723
                                                                  =======    =======

 See accompanying notes to condensed consolidated financial statements.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

(1) The Condensed Consolidated Balance Sheets, as of September 30, 2000 and December 31, 1999, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended September 30, 2000 and 1999, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1999.

(2) The results of operations for the three-month period ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended September 30, 2000, and the components of the December 31, 1999 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:


                                                    9-30-00           12-31-99
                                                    (000'S)            (000'S)
                                                   --------           ---------

Finished Goods                                     $  7,750            $  7,760
Work in Process                                      10,324               8,451
Raw Material                                          3,450               4,403
                                                   --------            --------
                                                   $ 21,524            $ 20,614
Less Lifo Reserve                                    (2,350)             (2,087)
                                                   --------            --------
Total At Lifo Cost                                 $ 19,174            $ 18,527
                                                   ========            ========


(4) The Company entered into an unsecured Line of Credit arrangement for short-term debt with a financial institution, which expires November, 2001. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

(5) Comprehensive income for the Third Quarter ended September 30, 2000 increased to $1,295,000 from $1,150,000 in the Third Quarter 1999. For the nine months in 2000, comprehensive income increased to $3,449,000 from $2,925,000 for the comparable period in 1999.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               SEPTEMBER 30, 2000

RESULTS OF OPERATIONS:

Third quarter net sales in 2000, the highest amount for any third quarter in the Company's history, increased 5.9% over the prior year period. Net sales for the nine month period in 2000 continued at double-digit growth compared to the same nine month period on 1999. Sales to domestic dealers continued to be robust during the quarter, while the strength of the dollar adversely impacted sales in Europe and Canada.

Gross profit increased $493,000 or 7.8% for the third quarter 2000 over the same quarter in 1999 due to the higher sales volume combined with the positive effects of our price increase earlier this year. For the nine month period in 2000 gross profit increased $2,587,000 or 14.2% over the similar period in 1999.

Operating profits for the current quarter were up 30.3% over the same quarter in 2000. Operating expenses for the three months ended September 30, 2000 were $4,515,000 compared to $4,560,000 for the same period in 1999. The reduction in anticipated promotional initiatives, as well as reduced professional fees, primarily accounted for the decrease in operating expenses for the third quarter 2000 compared to the similar period in 1999.

Other income, net decreased $256,000 in the third quarter of 2000 compared to the third quarter of 1999 primarily due to the successful settlement of patent infringement litigation against an industry competitor in 1999.

Net income for third quarter ended September 30, 2000 increased 13.7% to $1,304,000, or 37 cents per share, up from $1,147,000, or 32 cents per share in the third quarter, 1999. For the nine months ended September 30, 2000 net income was $3,480,000 or 98 cents per share, up from $2,885,000 or 81 cents per share for the first nine months of 1999.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
                               SEPTEMBER 30, 2000


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $33.2 million at September 30, 2000 and $30.3 million at December 31, 1999. This represents a current ratio of 3.8 and 4.7 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 10.7% and 12.1% of this working capital at September 30, 2000 and December 31, 1999 which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments. This decrease is due primarily to significantly higher sales during the Third Quarter of 2000.

The Company had shareholders' equity of $35.8 million at September 30, 2000 and $33.3 million at December 31, 1999 which, when compared to total liabilities, represented an equity to liability ratio of 1.5 and 1.6, respectively.

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

                               SEPTEMBER 30, 2000

(4)  Submission of Matters to a Vote of Security Holders:

          No matters were submitted to vote of security holders during the Quarter ended September 30, 2000.

Item 6(b):

Gregory J. Rau, currently President, has accepted the additional position of Chief Executive Officer of Minuteman International, Inc., effective September 22, 2000, which was upon the death of Jerome E. Rau on September 20, 2000.

A Form 8-K was not filed for the Quarter ended September 30, 2000.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

--------------------------------         -----------------------
Gregory J. Rau                                              Date
President and Director
(Principal Executive Officer)

--------------------------------         ------------------------
Thomas J. Nolan                                              Date
Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)