Form 10-K
period 2000-12-31
MINUTEMAN INTERNATIONAL INC
filed 2001-03-15
CIK 810876

                                   FORM 10 - K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                         ------------------------------



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

COMMISSION FILE NUMBER  0-15582


                          MINUTEMAN INTERNATIONAL, INC.
  -----------------------------------------------------------------------------
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS ARTICLES OF INCORPORATION)


              ILLINOIS                                      36-2262931
  -----------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


111 SOUTH ROHLWING ROAD, ADDISON, ILLINOIS                   60101
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  630-627-6900



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

              The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001:

COMMON STOCK, NO PAR VALUE, $7,723,000

The number of shares outstanding of the issuer's class of common stock as of March 1, 2001:

COMMON STOCK, NO PAR VALUE,  3,568,385 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Annual Report for the year ended December 31, 2000, are incorporated by reference into Parts I and II.

              Portions of the Proxy Statement dated March 15, 2001 for the Annual Shareholders Meeting to be held April 17, 2001, are incorporated by reference into Part III.

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

On November 23, 1998 the Company entered into an Asset Purchase Agreement with AAR PowerBoss, Inc. for the acquisition of substantially all of the net assets and the assumption of certain liabilities of PowerBoss. Additional information pertaining to this acquisition is incorporated by reference on page 20, Note C of the Annual Report for the year ended December 31, 2000 and included in the Form 8-K and 8-K/A previously filed on December 8, 1998 and February 8, 1999, respectively.

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

Additional information pertaining to new products is incorporated herein by reference on pages 10 through 13 of the 2000 Annual Report for the year ended December 31, 2000.

Marketing and Distribution

The Company markets and distributes its products throughout the world. The distribution process in the United States is primarily through the more than 450 active dealers and its two sales branches. The Company distributes its products in Canada through Minuteman Canada, Inc. and in Europe through Minuteman European, B.V., both of which are wholly owned subsidiaries. The Company sells its products to Hako-Werke subsidiaries in Japan, Australia and certain European countries. Export of other products is conducted through the headquarter office in Addison, Illinois. Sales to affiliated and unaffiliated customers in foreign countries aggregated to $17,896,000, $16,351,000, $10,642,000 in 2000, 1999 and
1998, respectively.

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

Patents and Trademarks

Currently, the Company has 24 United States and 9 international patents. Although the Company generally seeks to obtain patents where appropriate, it does not consider the successful conduct of its business in general to be dependent on any of its patents or patent applications.

Minuteman International, Inc. is owner of the United States and Canadian registrations for the Multi-Clean and Parker Sweeper trade names. The Minuteman trademark is registered in the United States and Canada. The Parker trademark is registered in the United States and Canada.

Working Capital

The Company had working capital of $32.7 million at December 31, 2000. Cash, cash equivalents and short term investments represented 11.2% of the working capital which when not in use, is invested in bank certificates of deposit and Eurodollar certificate investments.

Backlog

The Company's backlog of orders was approximately $2.5 million at December 31, 2000 and $2.7 million at December 31, 1999. The Company anticipates that substantially all of the 2000 backlog will be delivered during 2001. In the opinion of Management, fluctuations in the amount of its backlog are not necessarily indicative of intermediate or long-term trends in the Company's business.

Research and Development

The Company expended approximately $1,459,000, $1,329,000 and $1,118,000 in research and development activities during 2000, 1999 and 1998, respectively.

Employees

The Company has 414 full time employees. The facilities in Addison, Illinois and Shoreview, Minnesota, have approximately 103 hourly paid employees who are covered by local collective bargaining agreements. These agreements expire in May, 2003 and October, 2003, respectively. The Company believes that the current employee relations are excellent. The Company plans to hire additional employees during 2001 as are justified by the needs of the business.

Environmental Matters

The Company's operations are subject to various federal, state and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components. The Company believes that it is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection are not expected to be material in amount for 2001 or thereafter.

Item 2.       PROPERTIES

The Company owns or leases the following properties in its operations:

                                                                                                   Owned
Location             Size   (SQ. FT.)                  Use                                       or  Leased
-------------------------------------------------------------------------------------------------------------
Aberdeen, NC                 135,000  (Bldg.)      Office, manufacturing,                          Leased
                                                   Warehouse, sales, service

Addison, IL                  112,230  (Bldg.)      Office, manufacturing,
                             254,300  (Land)       Warehouse, sales, service                       Owned

Villa Park, IL                18,000  (Bldg.)      Warehouse, sales, service                       Leased

Taylor, MI                     8,000  (Bldg.)      Warehouse, sales, service                       Leased

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

The Villa Park, Illinois lease term expires December 31, 2003. The Taylor, Michigan lease term expires December 31, 2003. The Nieuw-Vennep, Netherlands lease term expires January 31, 2003. The Mississauga, Ontario lease term expires on November 30, 2002. The Aberdeen, North Carolina lease term expires May 23, 2005. The Company believes that failure to obtain the renewal of any lease would not have a material adverse effect on its business.

Item 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business. The outcome of these matters will not, in the opinion of Management, have a material adverse effect on the business or financial condition of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2000, the Company did not submit any matter to a vote of shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Common stock market prices and dividends on page 23 of the Annual Report for the year ended December 31, 2000, are incorporated herein by reference.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The Selected Consolidated Financial Data on page 23 of the Annual Report for the year ended December 31, 2000, is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14 and 15 and related comments in the President's letter on Page 2 of the Annual Report for the year ended December 31, 2000, are incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption "Market Risk" appearing on page 15 of the Annual Report for the year ended December 31, 2000 is incorporated herein by reference (See Item 7. Management's Discussion and Analysis.)

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included on pages 15 through 24 of the Annual Report for the year ended December 31, 2000, are incorporated herein by reference.

Quarterly Results of Operations on page 22 of the Annual Report for the year ended December 31, 2000, is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

Item 10. DIRECTORS AND OFFICERS OF THE COMPANY

The information contained on pages 2 through 7 of Minuteman International, Inc.'s Proxy Statement dated March 15, 2001, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

Item 11. EXECUTIVE COMPENSATION

The information contained on pages 5 through 7 of Minuteman International Inc.'s Proxy Statement dated March 15, 2001, with respect to Executive Compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information contained on page 2 of Minuteman International Inc.'s Proxy Statement dated March 15, 2001, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 2 through 7 of Minuteman International Inc.'s Proxy Statement dated March 15, 2001, with respect to certain relationships and related transactions, are incorporated herein by reference in response to this item.

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

(b)      Reports on Form 8-K and 8-K/A

         A Report on Form 8-K was filed on December 8, 1998. A Report on Form 8-K/A was filed on February 8, 1999. A Report on Form 8-K was filed on November 29, 2000.

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

                                                   Minuteman International, Inc.
                                                   -----------------------------
                                                           (Registrant)

Date:  March 15,  2001                    By:   _________________________
                                                Gregory J. Rau, President
                                                and Chief Executive Officer

                                          By:   ________________________
                                                Thomas J. Nolan,
                                                Chief Financial Officer,
                                                Secretary and Treasurer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

-------------------------
Gregory J. Rau
Chief Executive Officer and Director

--------------------------------------------
Tyll Necker, Director

--------------------------------------------
Frederick W. Hohage, Director

--------------------------------------------
Frank Reynolds, Director

--------------------------------------------
James C. Schrader, Jr. Director

------------------------
Thomas J. Nolan, Chief Financial Officer,
Secretary, Treasurer and Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a) (1) AND (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 2000

                          MINUTEMAN INTERNATIONAL, INC.

                                ADDISON, ILLINOIS

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Minuteman International, Inc.



We have audited the accompanying consolidated balance sheets of Minuteman International, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minuteman International, Inc. and subsidiaries at December 31, 2000 and 1999, and consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Ernst & Young LLP
Chicago, Illinois
February 13, 2001

ITEM 14(a) (1) AND (2)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

December 31, 2000

The following consolidated financial statements of Minuteman International, Inc. and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

         Consolidated Balance Sheets - December 31, 2000
              and 1999

         Consolidated Statements of Income - Years ended
              December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity -
              Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows -
              Years Ended December 31, 2000, 1999 and 1998

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES



                                                               ADDITIONS                      DEDUCTIONS
                                                                                   (2)
                                                                                 Charged to
                                                Balance at     Charged to        Other                        Balance
                                                Beginning of   Costs and         Accounts -                   at End of
Decription                                      Period         Expenses          Describe      Describe(1)    Period
----------                                      ----------     --------          --------      -----------    ------
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from
asset accounts:

   Allowance for uncollectible accounts        $469,000        $227,000            --          $134,000        $562,000

YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from
asset accounts:

   Allowance for uncollectible accounts         721,000          91,000            --           343,000 (3)     469,000

YEAR ENDED DECEMBER 31, 1998
Reserves and allowances deducted from
asset accounts:

   Allowance for uncollectible accounts         328,000         203,000         310,000         120,000         721,000


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

3 (a) i Amendments to the Articles of Incorporation (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended
             June 30, 2000).

3 (b) By-laws (incorporated herein by reference to Exhibit 3 (b) of the Registrant's Form S-18 Registration Statement, Registration
             Number 33-11858).

3 (b) i By-laws (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended March 31, 2000).

             Instruments Defining the Rights of Security Holders,
             INCLUDING INDENTURES

4 (a)        Specimen Certificate for Common Stock, no par value
             (incorporated herein by reference to Exhibit 4 of the Registrant's For S-18 Registration Statement, Registration Number 33-11858).

             MATERIAL CONTRACTS

10 (a)       Amendment to Employment Agreement dated as of February 27,
             1990, between the Company and Jerome E. Rau (incorporated herein by reference to Exhibit 10 (h) at Page 20 of Form 10K Annual Report for fiscal year ended December 31, 1989).

10 (b) Specimen form of Employment Agreement between the Company and its executive officers (with the exception of the president) (incorporated herein by reference to Exhibit 10 (c) at Page 18 of Form 10K Annual Report for fiscal year ended December 31, 1991).

10 (c) Agreement dated as of February 9, 1987, with respect to trademark between the Company and Hako-Werke International GmbH (incorporated herein by reference to Exhibit 10 (c) of the Registrant's Form S-18 Registration Statement, Registration Number 33-11858).

10 (d) Agreement dated March 1, 1994 with respect to worldwide distribution/marketing and trademarks between the Company and Hako-Werke International GmbH. Incorporated herein by reference to
             Exhibit 10 (f) at Page 18 of Form 10-K Annual Report for fiscal year ended December 31, 1994.

10 (e) Employment Agreement dated as of May 31, 1999, between the Company and Gregory J. Rau is incorporated by reference to
             Exhibit 10 (g) on Form 10K Annual Report for fiscal year ended December 31, 1999.

11           STATEMENT RE. COMPUTATION OF PER SHARE EARNINGS

             Statement re. computation of per share earnings. See Note B of the Notes to Consolidated Financial Statements on Page 19 of the Annual Report for the year ended December 31, 2000 (incorporated herein by reference).

13           ANNUAL REPORT TO SECURITY HOLDERS

             The Company's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

             SUBSIDIARIES OF THE REGISTRANT

22 (a)       Subsidiaries of the Registrant
             (included herein at Page 17).

----------------------------------------------------------------






Minuteman International, Inc. will furnish any of the aforementioned exhibits indicated above to requesting security holders upon written request.