Form 10-Q
period 2001-03-31
MINUTEMAN INTERNATIONAL INC
filed 2001-05-07
CIK 810876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months, and

     (2)  has been subject to such filing requirements for the past 90 days.

     Yes         XXXX                  No
         --------------------             ----------------


On March 31, 2001, there were 3,568,385 shares of the Registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION
                  MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 2001 and DECEMBER 31, 2000
                             (in thousands of dollars)

                                                                          Unaudited    Audited
                                                                           3/31/01    12/31/00
                        ASSETS
                                                                      -------------   ---------
CURRENT ASSETS:
    Cash & cash equivalents ...........................................   $    339    $    975
    Short-term investments ............................................      3,334       2,696
    Accounts receivable, less allowances of
     $617 in 2001 and $562 in 2000 ....................................     19,861      15,897
    Due from affiliates ...............................................        561         604
    Inventories .......................................................     18,437      18,831
    Prepaid expenses ..................................................        248         224
    Refundable income taxes ...........................................                    312
    Deferred income taxes .............................................        565         565

                                                                          --------    --------
            Total current assets ......................................     43,345      40,104

PROPERTY, PLANT AND EQUIPMENT, at cost ................................     23,847      23,459
Accumulated depreciation ..............................................     14,779      14,250

                                                                          --------    --------
            Net property, plant and equipment .........................      9,068       9,209

INTANGIBLE ASSETS - net of amortization of
     $833 in 2001 and $754 in 2000 ....................................      5,434       5,513

                                                                          --------    --------
                                                                          $ 57,847    $ 54,826
                                                                          ========    ========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ..............................   $  1,500    $  1,500
    Accounts payable ..................................................      4,238       2,574
    Accrued expenses ..................................................      3,770       3,366
    Income taxes payable ..............................................        261           0

                                                                          --------    --------
            Total current liabilities..................................      9,769       7,440

LONG-TERM DEBT ........................................................     10,500      10,500

DEFERRED INCOME TAXES .................................................        310         310

SHAREHOLDERS' EQUITY
    Common stock, no-par value
      Authorized shares - 10,000,000
      Issued and outstanding shares -
      3,568,385 in 2001 and 2000 ......................................      6,596       6,396
    Unearned restricted stock .........................................       (200)
    Retained earnings .................................................     31,151      30,408
    Cumulative foreign currency translation adjustments ...............       (279)       (228)

                                                                          --------    --------
            Total shareholders' equity ................................     37,268      36,576

                                                                          --------    --------
                                                                          $ 57,847    $ 54,826
                                                                          ========    ========

See accompanying notes to condensed consolidated financial statements

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       (in thousands of dollars except share and per share data-unaudited)


                                                       THREE MONTHS ENDED
                                                    -----------------------
                                                      3/31/01        3/31/00
                                                   -----------    -----------
NET SALES .....................................   $    23,014    $    23,083

COST OF SALES .................................        16,204         16,036
                                                  -----------    -----------
     Gross profit .............................         6,810          7,047

OPERATING EXPENSES
  Selling .....................................         3,944          4,032
  General and administrative ..................         1,054          1,123
                                                  -----------    -----------
     Total operating expenses .................         4,998          5,155
                                                  -----------    -----------
  Income from operations ......................         1,812          1,892

OTHER INCOME (EXPENSE)
  Interest income .............................            55             62
  Interest expense ............................          (187)          (212)
  Other, net ..................................             9              9
                                                  -----------    -----------
     Total other expense ......................          (123)          (141)
                                                  -----------    -----------

  Income before income taxes ..................         1,689          1,751

PROVISION FOR INCOME TAXES ....................           660            688
                                                  -----------    -----------

NET INCOME ....................................   $     1,029    $     1,063
                                                  ===========    ===========

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING .........................     3,568,385      3,568,385
                                                  ===========    ===========

NET INCOME PER COMMON SHARE - BASIC AND DILUTED   $      0.29    $      0.30
                                                  ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                 MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of dollars-unaudited)

                                                                         THREE MONTHS ENDED
                                                                    ----------------------------
                                                                         3/31/01    3/31/00
                                                                        --------   --------
OPERATING ACTIVITIES
  Net income .........................................................   $ 1,029    $ 1,063
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation ....................................................       529        506
     Amortization ....................................................        79         79
     Other ...........................................................       (51)        (2)
  Changes in operating assets and liabilities:
        Accounts receivable and due from affiliates ..................    (3,921)    (4,191)
        Inventories ..................................................       394       (530)
        Prepaid expenses and refundable income taxes .................       288        325
        Accounts payable, accrued expenses and
         income taxes payable ........................................     2,329      2,356
                                                                         -------    -------
                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       676       (394)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net ....................      (388)      (147)
  Purchases of short-term investments ................................      (638)
  Maturities of short-term investments ...............................                1,094
                                                                         -------    -------
                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (1,026)       947

FINANCING ACTIVITIES
   Dividends paid ....................................................      (286)      (394)
                                                                         -------    -------

                  NET CASH USED IN FINANCING ACTIVITIES                     (286)      (394)
                                                                         -------    -------

       INCREASE (DECREASE) IN CASH
                    AND CASH EQUIVALENTS .............................      (636)       159

Cash and cash equivalents at beginning of period .....................       975        322
                                                                         -------    -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $   339    $   481
                                                                         ==================



See accompanying notes to condensed consolidated financial statements.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

(1) The Condensed Consolidated Balance Sheets, as of March 31, 2001 and December 31, 2000, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended March 31, 2001 and 2000, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 2000.

(2) The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended March 31, 2001, and the components of the December 31, 2000 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

                                 (000's)         (000's)
                                 3-31-01        12-31-00
                               ---------        --------
     Finished goods ...        $  7,700         $  8,216
     Work in process ..           9,020            8,562
     Raw materials ....           3,797            4,108
                               --------         --------
                               $ 20,517         $ 20,886
     Less LIFO  Reserve          (2,080)          (2,055)
                               --------         --------
     Total at LIFO cost        $ 18,437         $ 18,831
                               ========         ========

4) The Company entered into an unsecured Line of Credit arrangement for short-term debt with a financial institution, which expires in May, 2001. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

5) Comprehensive income for the First Quarter ended March 31, 2001 decreased to $978,000 from $1,061,000 in the First Quarter, 2000.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001

6) Restricted Stock Plan. On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, ("Restricted Stock Plan"), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Minuteman common stock. The maximum number of shares of Minuteman common stock that shall be available for issuance shall be 150,000. At March 31, 2001 and December 31, 2000 there were 131,140 and 150,000 shares available to be granted, respectively. At March 31, 2001, 18,860 shares were granted with a market value of $200,385. Awards may be issued under the Restricted Stock Plan through December 31, 2009, subject to the vesting periods not to exceed three years. At sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance. In the event that the employee's employment with Minuteman is terminated (except due to death or total disability) prior to the end of his or her vesting period, the non-vested portion of the award shall be forfeited. However, in the event of an employee's death or total disability, or a change in control of the Company, the award shall immediately become fully vested. Shares issued under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders' equity representing the unearned portion of the award. The unearned portion is amortized as compensation expense on a straight line basis over the related vesting period.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2001

RESULTS OF OPERATIONS:
Sales in the first quarter 2001 decreased $69,000, or .3%, from the same period a year ago. Reduced demand for commercial equipment from North American dealers caused principally by domestic competitive pressures, along with the strength of the U.S. dollar in Europe, contributed to this decline. This softness was partially offset by growth in the company's chemical floor care products business, industrial floor cleaning and polishing equipment and lawn sweeping products.

Gross profit decreased 3.4% over the same quarter in 2000 due to the above referenced competitive pressures combined with increased sales of lower margin industrial floor cleaning equipment in 2001.

Operating profits for the current quarter were down 4.2% over the same quarter in 2000, contained by expense controls. Operating expenses for the first three months of 2001 were $4,998,000 as compared to $5,155,000 for the same period in 2000, the 3 percent decline the consequence of continuing cost containment efforts.

Net income for the first quarter ended March 31, 2001 decreased 3.2% to $1,029,000 or 29 cents per share, down from $1,063,000 or 30 cents per share in the first quarter, 2000.

                          MINUTEMAN INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                                 MARCH 31, 2001

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $33.6 million at March 31, 2001 and $32.7 million at December 31, 2000. This represents a current ratio of 4.4 and 5.4 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 10.9% and 11.2% of this working capital at March 31, 2001 and December 31, 2000 which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments.

The Company had shareholders' equity of $37.3 million at March 31, 2001 and $36.6 million at December 31, 2000 which, when compared to total liabilities, represented an equity to liability ratio of 1.8 and 2.0, respectively.

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

                                 MARCH 31, 2001

(4) Submission of Matters to a Vote of Security Holders:

      No matters were submitted to vote of security holders during the Quarter ended March 31, 2001.

Item 6:  Exhibits and Reports on Form 8-K

 (a)  A Form 8-K was filed on April 13,2001.

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

MINUTEMAN INTERNATIONAL, INC.

--------------------------------         -----------------------
Gregory J. Rau                                   Date
President and Director
(Principal Executive Officer)

--------------------------------         ------------------------
Thomas J. Nolan                                  Date
Chief Financial Officer,
Secretary & Treasurer, and Director
(Principal Financial Officer and
Principal Accounting Officer)