Form 10-Q
period 2001-06-30
MINUTEMAN INTERNATIONAL INC
filed 2001-08-20
CIK 810876

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

Commission File Number 0-15582
CUSIP Number 60454014

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

Yes ☒ No ☐

On June 30, 2001, there were 3,568,385 basic shares and 3,587,245 diluted shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 and DECEMBER 31, 2000
(in thousands of dollars except share data)

	Unaudited	Audited
	6/30/2001	12/31/00

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$754	$975
Short-term investments	2,036	2,696
Accounts receivable, less allowances of $716 in 2001 and $562 in 2000	19,829	15,897
Due from affiliates	488	604
Inventories	18,186	18,831
Prepaid expenses	259	224
Refundable income taxes	83	312
Deferred income taxes	565	565

Total current assets	42,200	40,104

PROPERTY, PLANT AND EQUIPMENT, at cost	23,993	23,459
Accumulated depreciation	15,272	14,250

Net property, plant and equipment	8,721	9,209

INTANGIBLE ASSETS - net of amortization of $912 in 2001 and $754 in 2000	5,355	5,513

	$56,276	$54,826

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	3,803	2,574
Accrued expenses	3,440	3,366

Total current liabilities	8,743	7,440

LONG-TERM DEBT	9,750	10,500

DEFERRED INCOME TAXES	310	310

SHAREHOLDERS' EQUITY
Common stock, no-par value
Authorized shares - 10,000,000 Issued and outstanding shares - 3,587,245 in 2001 and 3,568,385 in 2000	6,596	6,396
Unearned restricted stock	(182)
Retained earnings	31,297	30,408
Cumulative foreign currency translation adjustments	(238)	(228)

Total shareholders' equity	37,473	36,576

	$56,276	$54,826

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED

		RESTATED (see note 8)		RESTATED (see note 8)
	6/30/01	6/30/00	6/30/01	6/30/00

NET SALES	$19,935	$21,713	$41,593	$44,444

COST OF SALES	14,216	15,071	29,489	30,902

Gross profit	5,719	6,642	12,104	13,542

OPERATING EXPENSES
Selling	3,390	3,723	7,317	7,750
General and administrative	1,013	1,169	2,061	2,288

Total operating expenses	4,403	4,892	9,378	10,038

Income from operations	1,316	1,750	2,726	3,504

OTHER INCOME (EXPENSE)
Interest income	34	32	89	94
Interest expense	(181)	(196)	(368)	(408)
Other, net	4	6	13	15

Total other expense	(143)	(158)	(266)	(299)

Income before income taxes	1,173	1,592	2,460	3,205

PROVISION FOR INCOME TAXES	461	616	964	1,250

NET INCOME	$712	$976	$1,496	$1,955

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
- BASIC	3,568,385	3,568,385	3,568,385	3,568,385

- DILUTED	3,578,075	3,568,385	3,578,075	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.20	$0.28	$0.42	$0.55

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars-unaudited)

	SIX MONTHS ENDED

		RESTATED (see note 8)
	6/30/01	6/30/00

OPERATING ACTIVITIES
Net income	$1,496	$1,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,022	1,011
Amortization	158	158
Compensation earned under restricted stock plan	18
Other	(10)	(22)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(3,816)	(5,072)
Inventories	645	(418)
Prepaid expenses and refundable income taxes	194	304
Accounts payable, accrued expenses and income taxes payable	1,303	1,843

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,010	(241)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(534)	(284)
Maturities of short-term investments	660	1,755

NET CASH PROVIDED BY INVESTING ACTIVITIES	126	1,471

FINANCING ACTIVITIES
Dividends paid	(607)	(643)
Payment of current maturity of long-term debt	(750)	(750)

NET CASH USED IN FINANCING ACTIVITIES	(1,357)	(1,393)

DECREASE IN CASH AND CASH EQUIVALENTS	(221)	(163)

Cash and cash equivalents at beginning of period	975	322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$754	$159

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(1)	The Consolidated Balance Sheets, as of June 30, 2001 and December 31, 2000, and the Consolidated Statements of Income and Cash Flows for the periods ended June 30, 2001 and 2000, as restated for 2000, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended. Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 2000.

(2)	The results of operations for the three month periods ended June 30, 2001 and 2000, as restated for 2000, are not necessarily indicative of the results to be expected for the full year.

(3)	It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories. The estimate for the period ended June 30, 2001, and the components of the December 31, 2000 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

		(000’s)	(000’s)
		6-30-01	12-31-00

	Finished goods	$6,850	$8,216
	Work in process	9,450	8,562
	Raw materials	4,056	4,108

		$20,356	$20,886
	Less LIFO Reserve	(2,170)	(2,055)

	Total at LIFO cost	$18,186	$18,831

4)	The Company entered into an unsecured Line of Credit arrangement for short-term debt with a financial institution, which expires in May, 2002. Under the terms of this agreement the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.

5)	Comprehensive income for the Second Quarter ended June 30, 2001 decreased to $753,000 from $956,000 in the restated Second Quarter, 2000. For the six months in 2001, comprehensive income decreased to $1,486,000 from $1,933,000 for the comparable restated period in 2000. See Note 8 for details of restatement.

6)	In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $190,000 ($.05 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and balance sheet of the Company.

7)	Reclassifications - Certain amounts in the 2000 financial statements, as previously reported, have been reclassified to conform to the 2001 presentation. Net sales and cost of sales amounts have been increased to reflect the reclassification of freight costs billed to customers. Previously, such billings were recorded net of the related costs in selling expenses.

8)	Restatement – The Company is restating in these financial statements its consolidated statements of income for the three months ended March 31, 2001, June 30, 2000 and March 31, 2000 and for the six months ended June 30, 2000. The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions which were not consistent with the Company’s sales recognition policy. Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy. The related cost of sales, certain operating expenses, provisions for taxes, net income and balance sheets have also been restated as appropriate.

The financial statements and related notes set forth herein for the three months ended March 31, 2001, June 30, 2000 and March 31, 2000 and for the six months ended June 30, 2001 and June 30, 2000 reflect all such restatements.

A summary of the impact of the restatements follows (in thousands, except share and per share amounts - unaudited):

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED
	MARCH 31,2000
	AS ORIGINALLY	AS RESTATED
	STATED

NET SALES	$23,083	$22,731
COST OF SALES	16,036	15,831

Gross profit	7,047	6,900
OPERATING EXPENSES
Selling	4,032	4,027
General and administrative	1,123	1,119

Total operating expenses	5,155	5,146

Income from operations	1,892	1,754
OTHER INCOME (EXPENSE)	(141)	(141)

Income before income taxes	1,751	1,613
PROVISION FOR INCOME TAXES	688	634

NET INCOME	$1,063	$979

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.30	$0.27

	THREE MONTHS ENDED
	JUNE 30,2000
	AS ORIGINALLY STATED	AS RESTATED

NET SALES	$22,461	$21,713
COST OF SALES	15,577	15,071

Gross profit	6,884	6,642
OPERATING EXPENSES
Selling	3,732	3,723
General and administrative	1,177	1,169

Total operating expenses	4,909	4,892

Income from operations	1,975	1,750
OTHER INCOME (EXPENSE)	(158)	(158)

Income before income taxes	1,817	1,592
PROVISION FOR INCOME TAXES	704	616

NET INCOME	$1,113	$976

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385
NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.31	$0.28

	SIX MONTHS ENDED
	JUNE 30,2000
	AS ORIGINALLY STATED	AS RESTATED

NET SALES	$45,544	$44,444
COST OF SALES	31,613	30,902

Gross profit	13,931	13,542
OPERATING EXPENSES
Selling	7,764	7,750
General and administrative	2,300	2,288

Total operating expenses	10,064	10,038

Income from operations	3,867	3,504
OTHER INCOME (EXPENSE)	(299)	(299)

Income before income taxes	3,568	3,205
PROVISION FOR INCOME TAXES	1,392	1,250

NET INCOME	$2,176	$1,955

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385
NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.61	$0.55

	THREE MONTHS ENDED
	MARCH 31, 2001
	AS ORIGINALLY STATED	AS RESTATED

NET SALES	$23,014	$21,658
COST OF SALES	16,204	15,273

Gross profit	6,810	6,385
OPERATING EXPENSES
Selling	3,944	3,927
General and administrative	1,054	1,048

Total operating expenses	4,998	4,975

Income from operations	1,812	1,410
OTHER INCOME (EXPENSE)	(123)	(123)

Income before income taxes	1,689	1,287
PROVISION FOR INCOME TAXES	660	503

NET INCOME	$1,029	$784

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.29	$0.22

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share and per share data-unaudited)

	MARCH 31, 2000

	As Originally Stated	As Restated

Accounts receivable, less allowances	$18,910	$18,558
Inventories	19,057	19,104
Total current assets	41,846	41,541
Total assets	56,646	56,341

Accounts payable	4,472	4,314
Accrued expenses	3,909	3,900
Income taxes payable	569	515
Total current liabilities	10,450	10,229
Total shareholders' equity	33,931	33,847
Total liabilities & shareholders' equity	$56,646	$56,341

	JUNE 30, 2000

	As Originally Stated	As Restated

Accounts receivable, less allowances	$20,844	$19,744
Inventories	18,331	18,945
Total current assets	42,139	41,653
Total assets	56,492	56,006

Accounts payable	4,407	4,309
Accrued expenses	4,158	4,133
Income taxes payable	137	(5)
Total current liabilities	10,202	9,937
Total shareholders' equity	34,775	34,554
Total liabilities & shareholders' equity	$56,492	$56,006

	MARCH 31, 2001

	As Originally Stated	As Restated

Accounts receivable, less allowances	$19,861	$18,645
Inventories	18,437	19,071
Total current assets	43,345	42,763
Total assets	57,847	57,265

Accounts payable	4,238	3,940
Accrued expenses	3,770	3,888
Income taxes payable	261	104
Total current liabilities	9,769	9,432
Total shareholders' equity	37,268	37,023
Total liabilities & shareholders' equity	$57,847	$57,265

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
JUNE 30, 2001

RESULTS OF OPERATIONS:

Net sales for the second quarter 2001 decreased to $19,935,000 from $21,713,000 from the same period, as restated, a year ago. All of the company’s divisions experienced a decline in orders, a condition reflective of weakness in the economy and exacerbated by strength in the dollar versus the currencies of foreign countries.  For the six month period in 2001 sales declined 8.2%, to $41,593,000 as compared to $44,444,000 for the similar period, as restated, in 2000.

Gross profit decreased 13.9% for the second quarter 2001 from the same  quarter , as restated, in 2000 on the reduced demand from commercial and industrial customers.  For the six month period in 2001 gross profit decreased 10.6% from the similar period , as restated, in 2000.

Operating profits for the current quarter were down 24.8% over the same quarter , as restated,   in 2000.  Operating expenses for the three months ended June 30, 2001 were $4,403,000 as compared to $4,892,000 for the same period, as restated,   in 2000 primarily due to a reduction in employment and associated personnel costs, as well as an overall expense control program.  For the six months ended June 30, 2001 operating expenses were down 6.6%, to $9,378,000 as compared to $10,038,000 for the year earlier period as restated.

Net income for the second quarter ended June 30, 2001 decreased 27.0% to $712,000, or 20 cents per share, down from $976,000, or 28 cents per share in the  second quarter, as restated, in 2000.   For the six months ended June 30, 2001 net income was $1,496,000, or 42 cents per share, down from $1,955,000, or  55 cents per share for the  first half of 2000, as restated.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $33.5 million at June 30, 2001 and $32.7 million at December 31, 2000.  This represents a current ratio of 4.8 and 5.4 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 8.3% and 11.2% of this working capital at June 30, 2001 and December 31, 2000 which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments.

The Company had shareholders' equity of $37.5 million at June 30, 2001 and $36.6 million at December 31, 2000 which, when compared to total liabilities, represented an equity to liability ratio of  2.0 for both periods.

The Company has more than sufficient capital resources and is in a strong financial position to meet business and liquidity needs as they arise.  The Company foresees no unusual future events that will materially change the aforementioned summarization.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

PART II - OTHER INFORMATION

June 30, 2001

 (4) Submission of Matters to a Vote of Security Holders:

             On April 17, 2001 the annual shareholders meeting was held, at which time the following were voted on and approved:

1.       The following were elected Directors for 2001:
Gregory J. Rau	Tyll Necker
Frederick W. Hohage	Frank R. Reynolds
James C. Schrader, Jr.	Thomas J. Nolan

2.  The appointment of Ernst & Young LLP as the Company’s independent auditors for 2001.

Item 6:  Exhibits and Reports on Form 8-K

(a)         The employment contract of Gregory J. Rau is included as Exhibit 99.1.
(b)         A Form 8-K was filed on June 6, 2001.

SIGNATURES:
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	8/20/01

Gregory J. Rau	Date
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Thomas J. Nolan	8/20/01

Thomas J. Nolan	Date
Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and
Principal Accounting Officer)