Form 10-Q/A
period 2001-03-31
MINUTEMAN INTERNATIONAL INC
filed 2001-09-17
CIK 810876

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q\A

AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
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

INTRODUCTION

Restatement – The Company is restating in these financial statements its consolidated balance sheet at March 31, 2001 and its consolidated statements of income and cash flows for the three months ended March 31, 2001 and March 31, 2000 . The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

PART I - FINANCIAL INFORMATION
MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 and DECEMBER 31, 2000
(in thousands of dollars, except share data)

	RESTATED
	(see Note 8)
	Unaudited	Audited
ASSETS	3/31/01	12/31/00

CURRENT ASSETS:
Cash & cash equivalents	$339	$975
Short-term investments	3,334	2,696
Accounts receivable, less allowances of $617 in 2001 and $562 in 2000	18,645	15,897
Due from affiliates	561	604
Inventories	19,071	18,831
Prepaid expenses	248	224
Refundable income taxes		312
Deferred income taxes	565	565

Total current assets	42,763	40,104

PROPERTY, PLANT AND EQUIPMENT, at cost	23,847	23,459
Accumulated depreciation	14,779	14,250

Net property, plant and equipment	9,068	9,209
INTANGIBLE ASSETS - net of amortization of $833 in 2001 and $754 in 2000	5,434	5,513

	$57,265	$54,826

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	3,940	2,574
Accrued expenses	3,888	3,366
Income taxes payable	104	0

Total current liabilities	9,432	7,440

LONG-TERM DEBT	10,500	10,500

DEFERRED INCOME TAXES	310	310

SHAREHOLDERS' EQUITY
Common stock, no-par value
Authorized shares - 10,000,000
Issued and outstanding shares - 3,568,385 in 2001 and 2000	6,596	6,396
Unearned restricted stock	(200)
Retained earnings	30,906	30,408
Cumulative foreign currency translation adjustments	(279)	(228)

Total shareholders' equity	37,023	36,576

	$57,265	$54,826

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED
	RESTATED	RESTATED
	(see Note 8)	(see Note 8)
	3/31/01	3/31/00

NET SALES	$21,658	$22,731

COST OF SALES	15,273	15,831

Gross profit	6,385	6,900

OPERATING EXPENSES
Selling	3,927	4,027
General and administrative	1,048	1,119

Total operating expenses	4,975	5,146

Income from operations	1,410	1,754

OTHER INCOME (EXPENSE)
Interest income	55	62
Interest expense	(187)	(212)
Other, net	9	9

Total other expense	(123)	(141)

Income before income taxes	1,287	1,613

PROVISION FOR INCOME TAXES	503	634

NET INCOME	$784	$979

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.22	$0.27

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars-unaudited)

	THREE MONTHS ENDED
	RESTATED	RESTATED

	(see Note 8)	(see Note 8)
	3/31/01	3/31/00

OPERATING ACTIVITIES
Net income	$784	$979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	529	506
Amortization	79	79
Other	(51)	(2)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates...	(2,705)	(3,839)
Inventories	(240)	(577)
Prepaid expenses and refundable income taxes	288	325
Accounts payable, accrued expenses and income taxes payable	1,992	2,135

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	676	(394)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(388)	(147)
Purchases of short-term investments	(638)
Maturities of short-term investments		1,094

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,026)	947

FINANCING ACTIVITIES
Dividends paid	(286)	(394)

NET CASH USED IN FINANCING ACTIVITIES	(286)	(394)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(636)	159

Cash and cash equivalents at beginning of period	975	322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$339	$481

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2001

(1)   The Consolidated Balance Sheets, as of March 31, 2001, as restated, and December 31, 2000, and the Consolidated Statements of Income and Cash Flows for the periods ended March 31, 2001 and 2000, as restated, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 2000.

(2)   The results of operations for the three month periods ended March 31, 2001 and 2000, as restated, are not necessarily indicative of the results to be expected for the full year.

(3) It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.   At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended March 31, 2001, as restated, and the components of the December 31, 2000 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	(000’s)	(000’s)
	Restated
	(see Note 8)
	3-31-01	12-31-00

Finished goods	$8,000	$8,216
Work in process	9,354	8,562
Raw materials	3,797	4,108

	$21,151	$20,886
Less LIFO Reserve	(2,080)	(2,055)

Total at LIFO cost	$19,071	$18,831

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

5)     Comprehensive income for the First Quarter ended March 31, 2001, as restated, decreased to $733,000 from $977,000 in the First Quarter, 2000, as restated.  See Note 8 for details of Restatement.

6)     Restricted Stock Plan.  On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Minuteman common stock.  The maximum number of shares of Minuteman common stock that shall be available for issuance shall be 150,000.  At March 31, 2001 and December 31, 2000 there were 131,140 and 150,000 shares available to be granted, respectively.  At March 31, 2001, 18,860 shares were granted with a market value of $200,385.  Awards may be issued under the Restricted Stock Plan through December 31, 2009, subject to the vesting periods not to exceed three years.  At sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that the employee’s employment with Minuteman is terminated (except due to death or total disability) prior to the end of his or her vesting period, the non-vested portion of the award shall be forfeited.  However, in the event of an employee’s death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares issued under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion is amortized as compensation expense on a straight line basis over the related vesting period.

7)          Reclassifications - Certain amounts in the 2000 financial statements, as previously reported, have been reclassified to conform to the 2001 presentation.  Net sales and cost of sales amounts have been increased to reflect the reclassification of freight costs billed to customers.  Previously, such billings were recorded net of the related costs in selling expenses.

8)          Restatement – The Company is restating in these financial statements its consolidated balance sheet at March 31, 2001 and its consolidated statements of income and cash flows for the three months ended March 31, 2001 and March 31, 2000 . The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

The financial statements and related notes set forth herein for the three months ended March 31, 2001 and March 31, 2000 reflect all such restatements.

A summary of the impact of the restatements follows (in thousands, except share and per share amounts - unaudited):

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED
	MARCH 31,2000
	AS ORIGINALLY STATED	AS RESTATED

NET SALES.	$23,083	$22,731
COST OF SALES	16,036	15,831

Gross profit	7,047	6,900
OPERATING EXPENSES
Selling	4,032	4,027
General and administrative	1,123	1,119

Total operating expenses	5,155	5,146

Income from operations	1,892	1,754
OTHER INCOME (EXPENSE)	(141)	(141)

Income before income taxes	1,751	1,613
PROVISION FOR INCOME TAXES	688	634

NET INCOME	$1,063	$979

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.30	$0.27

	THREE MONTHS ENDED
	MARCH 31,2001
	AS ORIGINALLY STATED	AS RESTATED

NET SALES	$23,014	$21,658
COST OF SALES	16,204	15,273

Gross profit	6,810	6,385
OPERATING EXPENSES
Selling	3,944	3,927
General and administrative	1,054	1,048

Total operating expenses	4,998	4,975

Income from operations	1,812	1,410
OTHER INCOME (EXPENSE)	(123)	(123)

Income before income taxes	1,689	1,287
PROVISION FOR INCOME TAXES	660	503

NET INCOME	$1,029	$784

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.29	$0.22

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

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MARCH 31, 2001

RESULTS OF OPERATIONS:

Sales in the first quarter 2001, as restated, decreased $1,073,000, or 4.7%, from the same period a year ago, as restated. Reduced demand for commercial equipment from North American dealers caused principally by domestic competitive pressures, along with the strength of the U.S. dollar in Europe, contributed to this decline.  This softness was partially offset by growth in the company’s chemical floor care products business, industrial floor cleaning and polishing equipment and lawn sweeping products.

Gross profit, as restated in 2001, decreased 7.5% over the same quarter, as restated, in 2000 due to the above referenced competitive pressures combined with increased sales of lower margin industrial floor cleaning equipment in 2001.

Operating profits for the current quarter, as restated, were down 19.6% over the same quarter, as restated in 2000, contained by expense controls.  Operating expenses for the first three months of 2001, as restated, were $4,975,000 as compared to $5,146,000 for the same period in 2000, as restated, the 3 percent decline the consequence of continuing cost containment efforts.

Net income for the first quarter ended March 31, 2001, as restated, decreased 19.9% to $784,000 or 22 cents per share, down from $979,000 or 27 cents per share in the first quarter, 2000, as restated.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $33.3 million at March 31, 2001, as restated, and $32.7 million at December 31, 2000.  This represents a current ratio of 4.5, as restated, for March 31, 2001 and 5.4 for December 31, 2000.

Cash, cash equivalents, and short-term investments represented 11.0% and 11.2% of this working capital at March 31, 2001, as restated, and December 31, 2000 which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments.

The Company had shareholders' equity of $37.0 million at March 31, 2001, as restated, and $36.6 million at December 31, 2000 which, when compared to total liabilities, represented an equity to liability ratio of 1.8, as restated, and 2.0, respectively.

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

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	September 17, 2001
Gregory J. Rau	Date
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Thomas J. Nolan	September 17, 2001
Thomas J. Nolan	Date
Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and
Principal Accounting Officer)