Form 10-Q
period 2001-09-30
MINUTEMAN INTERNATIONAL INC
filed 2001-10-31
CIK 810876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

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

                Yes         XXXX                  No __________________

On September 30, 2001, there were 3,571,529 basic shares and 3,587,245 diluted shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 and DECEMBER 31, 2000

(in thousands of dollars except share data)

	Unaudited	Audited
ASSETS	9/30/01	12/31/00

CURRENT ASSETS:
Cash & cash equivalents	$1,283	$975
Short-term investments	4,244	2,696
Accounts receivable, less allowances of$843 in 2001 and $562 in 2000	18,268	15,897
Due from affiliates	238	604
Inventories	17,532	18,831
Prepaid expenses	277	224
Refundable income taxes	78	312
Deferred income taxes	565	565

Total current assets	42,485	40,104

PROPERTY, PLANT AND EQUIPMENT, at cost	24,107	23,459
Accumulated depreciation	15,784	14,250

Net property, plant and equipment	8,323	9,209

INTANGIBLE ASSETS - net of amortization of $991 in 2001 and $754 in 2000	5,276	5,513

	$56,084	$54,826
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	3,379	2,574
Accrued expenses	3,620	3,366

Total current liabilities	8,499	7,440

LONG-TERM DEBT	9,750	10,500

DEFERRED INCOME TAXES	310	310

SHAREHOLDERS' EQUITY
Common stock, no-par value
Authorized shares - 10,000,000
Issued and outstanding shares - 3,571,529 in 2001 and 3,568,385 in 2000	6,596	6,396
Unearned restricted stock	(164)
Retained earnings	31,371	30,408
Cumulative foreign currency translation adjustments	(278)	(228)

Total shareholders' equity	37,525	36,576

	$56,084	$54,826

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
		RESTATED		RESTATED
		(see Note 9)		(see Note 9)
	9/30/01	9/30/00	9/30/01	9/30/00
NET SALES	$17,593	$21,143	$59,186	$65,587

COST OF SALES	12,458	14,786	41,947	45,688
Gross profit	5,135	6,357	17,239	19,899
OPERATING EXPENSES
Selling	3,321	3,357	10,638	11,107
General and administrative	1,105	1,129	3,166	3,417
Total operating expenses	4,426	4,486	13,804	14,524
Income from operations	709	1,871	3,435	5,375
OTHER INCOME (EXPENSE)
Interest income	30	46	119	140
Interest expense	(178)	(199)	(546)	(607)
Other, net	4	55	17	70
Total other expense	(144)	(98)	(410)	(397)

Income before income taxes	565	1,773	3,025	4,978

PROVISION FOR INCOME TAXES	170	737	1,134	1,987

NET INCOME	$395	$1,036	$1,891	$2,991

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
- BASIC	3,570,999	3,568,385	3,569,619	3,568,385
- DILUTED	3,587,245	3,568,385	3,581,166	3,568,385

Net income per common share - basic and diluted	$0.11	$0.29	$0.53	$0.84

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars-unaudited)

NINE MONTHS ENDED

RESTATED
(See note 9)
9/30/01	9/30/00

OPERATING ACTIVITIES
Net income	$1,891	$2,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,534	1,462
Amortization	237	237
Compensation earned under restricted stock plan	36
Other	(50)	(31)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(2,005)	(4,120)
Inventories	1,299	(1,529)
Prepaid expenses and refundable income taxes	181	267
Accounts payable, accrued expenses and income taxes payable	1,059	2,890
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,182	2,167

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(648)	(618)
Purchases of short-term investments	(1,548)
Maturities of short-term investments		735
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,196)	117

FINANCING ACTIVITIES
Dividends paid	(928)	(893)
Payment of current maturity of long-term debt	(750)	(750)

NET CASH USED IN FINANCING ACTIVITIES	(1,678)	(1,643)

INCREASE IN CASH AND CASH EQUIVALENTS	308	641

Cash and cash equivalents at beginning of period	975	322
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,283	$963

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

September  30, 2001

(1)           The Consolidated Balance Sheets, as of September 30, 2001 and December 31, 2000, and the  Consolidated Statements of Income and Cash Flows for the periods ended September 30, 2001 and 2000, as restated for 2000, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 2000.

(2)           The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(3)           It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended September 30, 2001, and the components of the December 31, 2000 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	(000’s)	(000’s)
	9-30-01	12-31-00
Finished goods	$7,690	$8,216
Work in process	8,190	8,562
Raw materials	3,677	4,108
	$19,557	$20,886
Less LIFO Reserve	(2,025)	(2,055)
Total at LIFO cost	$17,532	$18,831

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

5)                Comprehensive income for the Third Quarter ended September  30, 2001 decreased to $355,000 from $1,027,000 in the restated Third Quarter, 2000.  For the nine months in 2001, comprehensive income decreased to $1,841,000 from $2,960,000 for the comparable restated period in 2000.  See Note 9 for details of restatement.

6)                Restricted Stock Plan.  On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Minuteman common stock.  The maximum number of shares of Minuteman common stock that shall be available for issuance shall be 150,000.  At September 30, 2001 and December 31, 2000 there were 131,140 and 150,000 shares available to be granted, respectively.  At September 30, 2001, 18,860 shares have been granted with a  market value of $200,385.  Awards may be issued under the Restricted Stock Plan through December 31, 2009, subject to the vesting periods not to exceed three years.  At sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that the employee’s employment with Minuteman is terminated (except due to death or total disability) prior to the end of his or her vesting period, the non-vested portion of the award shall be forfeited.  However, in the event of an employee’s death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares issued under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion is amortized as compensation expense on a straight line basis over the related vesting period.

7)             In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

The  Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $190,000 ($.05 per share) per year.  During 2002, the  Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect, if any, of these tests will be on the earnings and balance sheet of the  Company.

8)                Reclassifications - Certain amounts in the 2000 financial statements, as previously reported, have been reclassified to conform to the 2001 presentation.  Net sales and cost of sales amounts have been increased to reflect the reclassification of freight costs billed to customers.  Previously, such billings were recorded net of the related costs in selling expenses.

9)                Restatement – The Company is restating in these financial statements its consolidated statements of income for the three months  ended September  30, 2000, and for the nine months ended September 30, 2000.The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.The related cost of sales, certain operating expenses, provisions for taxes, net income and balance sheets have also been restated as appropriate.

The financial statements and related notes set forth herein for the three months ended September 30, 2000, and for the nine months ended September 30, 2000  reflect all such restatements.

A summary of the impact of the restatements follows (in thousands, except share and per share amounts - unaudited):

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2000
	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$22,361	$21,143
COST OF SALES	15,535	14,786
Gross profit	6,826	6,357
OPERATING EXPENSES
Selling	3,372	3,357
General and administrative	1,143	1,129
Total operating expenses	4,515	4,486
Income from operations	2,311	1,871
OTHER INCOME (EXPENSE)	(98)	(98)
Income before income taxes	2,213	1,773
PROVISION FOR INCOME TAXES	909	737
NET INCOME	$1,304	$1,036

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.37	$0.29

	NINE MONTHS ENDED SEPTEMBER 30,2000
	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$67,905	$65,587
COST OF SALES	47,148	45,688
Gross profit	20,757	19,899
OPERATING EXPENSES
Selling	11,136	11,107
General and administrative	3,443	3,417
Total operating expenses	14,579	14,524
Income from operations	6,178	5,375
OTHER INCOME (EXPENSE)	(397)	(397)
Income before income taxes	5,781	4,978
PROVISION FOR INCOME TAXES	2,301	1,987
NET INCOME	$3,480	$2,991

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.98	$0.84

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share and per share data-unaudited)

	SEPTEMBER 30, 2000
	As Originally Stated	Restated

Accounts receivable, less allowances	20,978	18,674
Inventories	19,174	20,056
Total current assets	45,095	43,673
Total assets	$59,252	$57,830

Accounts payable	5,955	5,377
Accrued expenses	4,438	4,397
Income taxes payable	24	(290)
Total current liabilities	11,917	10,984
Total shareholders' equity	35,820	35,331
Total liabilities & shareholders' equity	$59,252	$57,830

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SEPTEMBER 30, 2001

RESULTS OF OPERATIONS:

Net sales for the third quarter 2001 decreased to $17,593,000 from $21,143,000 from the same period, as restated, a year ago.  All of the company’s divisions experienced a decline in orders, a continued reflection of the effects of the economic slowdown.  For the nine month period in 2001 sales declined9.8%, to $59,186,000 as compared to $65,587,000 for the similar period, as restated, in 2000.

Gross profit decreased 19.2% for the third quarter 2001 from the same quarter, as restated, in 2000.  This was because of the decline in demand, which continued across all product lines.  This reduction in demand notably impacted our PowerBoss brand of industrial equipment, a market which has been hit particularly hard in the current business environment.For the nine month period in 2001 gross profit decreased 13.4% from the similar period, as restated, in 2000.

Operating profits for the current quarter were down 62.1% over the same quarter, as restated, in 2000.  Operating expenses for the three months ended September 30, 2001 were $4,426,000 as compared to $4,486,000 for the same period, as restated, in 2000 primarily due to a reduction in employment and associated personnel costs.  For the nine months ended September 30, 2001 operating expenses were down 5.0% to $13,804,000 as compared to $14,524,000 for the year earlier period as restated.

Net income for the third quarter ended September 30, 2001 decreased  61.9% to $395,000, or 11 cents per share, down from $1,036,000, or 29 cents per share in the  third quarter, as restated, in 2000.For the nine months ended September 30, 2001 net income was $1,891,000, or 53 cents per share, down from $2,991,000, or 84 cents per share for the first nine months of 2000, as restated.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $34.0 million at September 30, 2001 and $32.7 million at December 31, 2000.  This represents a current ratio of 5.0 and 5.4 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 16.3% and 11.2% of this working capital at September 30, 2001 and December 31, 2000 which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments.

The Company had shareholders' equity of $37.5 million at September 30, 2001 and $36.6 million at December 31, 2000 which, when compared to total liabilities, represented an equity to liability ratio of  2.0 for both periods.

The Company has more than sufficient capital resources and is in a strong financial position to meet business and liquidity needs as they arise.  The Company foresees no unusual future events that will materially change the aforementioned summarization.

(4)                Submission of Matters to a Vote of Security Holders:

No matters were submitted to vote of security holders during quarter ended September 30, 2001.

Item 6:  Exhibits and Reports on Form 8-K

(a)   A Form 8-K was not filed for the Quarter ended September 30, 2001.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	10/31/01
Gregory J. Rau	Date
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Thomas J. Nolan	10/31/01
Thomas J. Nolan	Date
Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and
Principal Accounting Officer)