Form 10-Q/A
period 1999-03-31
MINUTEMAN INTERNATIONAL INC
filed 2001-12-21
CIK 810876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1999

Commission File Number 0-15582

MINUTEMAN INTERNATIONAL, INC.

(Exact Name of Registrant, as Specified in its Charter)

ILLINOIS	36-2262931
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

111 SOUTH ROHLWING ROAD, ADDISON, IL	60101
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (630) 627-6900

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

INTRODUCTION

        Restatement – The Company is restating in these financial statements its consolidated balance sheet at March 31, 1999 and its consolidated statements of income and cash flows for the three months ended March 31, 1999 and March 31, 1998 . The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

PART I - FINANCIAL INFORMATION

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 1999 and DECEMBER 31, 1998

(in thousands of dollars-except share data)

	RESTATED
	(See Note 7)

Unaudited
		Audited
	3/31/99	12/31/98
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$469	$1,590
Short-term investments		1
Accounts receivable, less allowances of $802 in 1999 and $721 in 1998	16,269	14,725
Due from affiliates	641	308
Inventories	18,401	17,339
Prepaid expenses	141	187
Refundable income taxes		111
Deferred income taxes	320	320
Total current assets	$36,241	$34,581

PROPERTY, PLANT AND EQUIPMENT, at cost	21,817	21,375
Accumulated depreciation	11,929	11,423
Net property, plant and equipment	9,888	9,952

INTANGIBLE ASSETS - net of amortization of $209 in 1999 and $130 in 1998	6,058	6,137
	$52,187	$50,670

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,389	$3,269
Accrued expenses	2,989	2,952
Income taxes payable	60
Total current liabilities	7,438	6,221

LONG-TERM DEBT	13,500	13,500

DEFERRED INCOME TAXES	175	175

SHAREHOLDERS' EQUITY
Common stock, no-par value
Authorized shares - 10,000,000
Issued and outstanding shares - 3,568,385 in 1999 and 1998	6,396	6,396
Retained earnings	24,909	24,624
Cumulative foreign currency translation adjustments	(231)	(246)
Total shareholders' equity	31,074	30,774
	$52,187	$50,670

                                See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED
	RESTATED	RESTATED
	(See Note 7)	(See Note 7)
	3/31/99	3/31/98

NET SALES	$19,053	$14,558

COST OF SALES	13,535	9,921

Gross profit	5,518	4,637

OPERATING EXPENSES
Selling	3,345	2,863
General and administrative	787	601
Total operating expenses	4,132	3,464

Income from operations	1,386	1,173

OTHER INCOME (EXPENSE)
Interest income	7	4
Interest expense	(216)	(11)
Other, net	(86)	3
Total other expense	(295)	(4)

Income before income taxes	1,091	1,169

PROVISION FOR INCOME TAXES	412	442

NET INCOME	$679	$727

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.19	$0.20

                See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars-unaudited)

THREE MONTHS ENDED

	RESTATED	RESTATED
	(See Note 7)	(See Note 7)
	3/31/99	3/31/98

OPERATING ACTIVITIES
Net income	$679	$727
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	585	452
Other	15	10
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(1,877)	(2,483)
Inventories	(1,062)	(1,468)
Prepaid expenses and refundable income taxes	157	43
Accounts payable, accrued expenses and income taxes payable	1,217	2,399
NET CASH USED IN OPERATING ACTIVITIES	(286)	(320)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(442)	(358)
Maturities of short-term investments	1	(153)
NET CASH USED IN INVESTING ACTIVITIES	(441)	(511)

FINANCING ACTIVITIES
Dividends paid	(394)	(393)
Proceeds from notes payable		1,800
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(394)	1,407

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,121)	576

Cash and cash equivalents at beginning of period	1,590	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$469	$1,140

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1999

(1)   The Consolidated Balance Sheets, as of March 31, 1999, as restated, and December 31, 1998, and the Consolidated Statements of Income and Cash Flows for the periods ended March 31, 1999 and 1998, as restated, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1998.

(2)   The results of operations for the three month periods ended March 31, 1999 and 1998, as restated, are not necessarily indicative of the results to be expected for the full year. Note that the 1999 period reflects the results of operations and cash flows for Minuteman PowerBoss, Inc., which was acquired November 23, 1998.

(3)   It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.   At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended March 31, 1999, as restated, and the components of the December 31, 1998 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	(000’s)	(000’s)
	RESTATED
	(See Note 7)
	3-31-99	12-31-98
Finished goods	$8,375	$7,539
Work in process	8,546	8,257
Raw materials	4,530	4,552
	$21,451	$20,348
Less LIFO & other reserves	(3,050)	(3,009)
Total at LIFO cost	$18,401	$17,339

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

5)    Comprehensive income for the First Quarter ended March 31, 1999, as restated, decreased to $694,000 from $737,000 in the First Quarter, 1998, as restated.

6)    Reclassifications - Certain amounts in the 1999 and 1998 financial statements, as previously reported, have been reclassified.  Net sales and cost of sales amounts have been increased to reflect the reclassification of freight costs billed to customers.  Previously, such billings were recorded net of the related costs in selling expenses.

7)    Restatement – The Company is restating in these financial statements its consolidated balance sheet at March 31, 1999, and its consolidated statements of income and cash flows for the three months ended March 31, 1999 and March 31, 1998. The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

The financial statements and related notes set forth herein for the three months ended March 31, 1999 and March 31, 1998 reflect all such restatements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED
	MARCH 31,1998
	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$15,341	$14,558
COST OF SALES	10,400	9,921
Gross profit	4,941	4,637
OPERATING EXPENSES
Selling	2,875	2,863
General and administrative	608	601
Total operating expenses	3,483	3,464
Income from operations	1,458	1,173
OTHER INCOME (EXPENSE)	(4)	(4)
Income before income taxes	1,454	1,169
PROVISION FOR INCOME TAXES	553	442
NET INCOME	$901	$727

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.25	$0.20

	THREE MONTHS ENDED
	MARCH 31,1999
	AS ORIGINALLY	RESTATED

STATED

NET SALES	$19,491	$19,053
COST OF SALES	13,809	13,535
Gross profit	5,682	5,518
OPERATING EXPENSES
Selling	3,351	3,345
General and administrative	792	787
Total operating expenses	4,143	4,132
Income from operations	1,539	1,386
OTHER INCOME (EXPENSE)	(295)	(295)
Income before income taxes	1,244	1,091
PROVISION FOR INCOME TAXES	472	412
NET INCOME	$772	$679

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.22	$0.19

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars-unaudited)

	MARCH 31, 1998
	As Originally Stated	Restated

Accounts receivable, less allowances	$13,150	$12,367
Inventories	12,787	12,864
Total current assets	28,455	27,749
Total assets	37,742	37,036

Accounts payable	3,483	3,080
Accrued expenses	2,023	2,005
Income taxes payable	636	525
Total current liabilities	7,942	7,410
Total shareholders' equity	29,600	29,426
Total liabilities & shareholders' equity	$37,742	$37,036

MARCH 31, 1999

	As Originally Stated	Restated

Accounts receivable, less allowances	$16,707	$16,269
Inventories	18,421	18,401
Total current assets	36,699	36,241
Total assets	52,645	52,187

Accounts payable	4,683	4,389
Accrued expenses	3,000	2,989
Income taxes payable	120	60
Total current liabilities	7,803	7,438
Total shareholders' equity	31,167	31,074
Total liabilities & shareholders' equity	$52,645	$52,187

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MARCH 31, 1999

RESULTS OF OPERATIONS:

The Company’s sales for the First Quarter, 1999, as restated, increased 30.9% over the same period a year ago, as restated.  Net sales for the three months ended March 31, 1999, of $19,053,000, as restated, were aided by sales of PowerBoss’s industrial floor-care equipment.  Although Minuteman-brand sales were down slightly from last year, response to our product introductions was strong.

Gross profit for the First Quarter, 1999, as restated, increased $881,000 or 19.0% over the same quarter in 1998, as restated, due to the higher sales volume.  Lower margins on PowerBoss sales combined with unfavorable product mix changes caused the reduction of gross profit percentage as a percent of sales.

Operating profits for the current quarter, as restated, were up 18.2% over the same quarter in 1998, as restated.  The increase in gross profit more than offset the 19.3% increase in operating expenses, as restated.  Operating expenses for the first three months of 1999, as restated, were $4,132,000 as compared to $3,464,000 for the same period in 1998, as restated, due to the costs associated with assimilating PowerBoss, acquired in November, 1998.

Interest expense increased $205,000 in 1999 over the comparable period a year earlier due to the interest on long-term debt relative to the purchase of  PowerBoss.

Net income for the First Quarter ended March 31, 1999, as restated, decreased 6.6% to $679,000 or 19 cents per share, down from $727,000 or 20 cents per share in the First Quarter 1998, as restated.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $28.8 million at March 31, 1999, as restated, and $28.4 million at December 31, 1998.  This represents a current ratio of 4.9, as restated, for March 31, 1999 and 5.6 for December 31, 1998.

Cash, cash equivalents, and short-term investments represented 1.6% and 5.6% of this working capital at March 31, 1999, as restated, and December 31, 1998, respectively, which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments. This decrease is due primarily to significantly higher sales during the first quarter of 1999.

The Company had shareholders' equity of $31.1 million at March 31, 1999, as restated, and $30.8 million at December 31, 1998 which, when compared to total liabilities, represented an equity to liability ratio of 1.5 for both periods.

The Company has sufficient capital resources and is in a strong financial position to meet business and liquidity needs as they arise.  The Company foresees no unusual future events that will materially change the aforementioned summarization.

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

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	December 21, 2001
Gregory J. Rau Chief Executive Officer, President and Director (Principal Executive Officer)	Date

/s/ Thomas J. Nolan	December 21, 2001
Thomas J. Nolan Chief Financial Officer, Secretary, Treasurer & Director (Principal Financial Officer and Principal Accounting Officer)	Date