Form 10-Q/A
period 1999-06-30
MINUTEMAN INTERNATIONAL INC
filed 2001-12-21
CIK 810876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999

Commission File Number 0-15582

MINUTEMAN INTERNATIONAL, INC.

(Exact Name of Registrant, as Specified in its Charter)

ILLINOIS	36-2262931
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

111 SOUTH ROHLWING ROAD, ADDISON, IL	60101
(Address of Principal Executive Offices)	(Zip Code)

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

INTRODUCTION

Restatement – The Company is restating in these financial statements its consolidated balance sheet at June 30, 1999 and its consolidated statements of income and cash flows for the three months and six months ended June 30, 1999 and June 30, 1998 . The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 1999 and DECEMBER 31, 1998

(in thousands of dollars-except share data)

	RESTATED
	(See Note 7)
	Unaudited	Audited
	6/30/99	12/31/98
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$491	$1,590
Short-term investments		1
Accounts receivable, less allowances of $746 in 1999 and $721 in 1998	16,051	14,725
Due from affiliates	432	308
Inventories	18,729	17,339
Prepaid expenses	76	187
Refundable income taxes	540	111
Deferred income taxes	320	320
Total current assets	$36,639	$34,581

PROPERTY, PLANT AND EQUIPMENT, at cost	22,190	21,375
Accumulated depreciation	12,439	11,423
Net property, plant and equipment	9,751	9,952

INTANGIBLE ASSETS - net of amortization of $288 in 1999 and $130 in 1998	5,979	6,137
	$52,369	$50,670

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,390	$3,269
Accrued expenses	2,806	2,952
Total current liabilities	7,196	6,221

LONG-TERM DEBT, less current maturities	13,500	13,500

DEFERRED INCOME TAXES	175	175

SHAREHOLDERS' EQUITY
Common stock, no-par value Authorized shares - 10,000,000 Issued and outstanding shares -3,568,385 in 1999 and 1998	6,396	6,396
Retained earnings	25,311	24,624
Cumulative foreign currency translation adjustments	(209)	(246)
Total shareholders' equity	31,498	30,774
	$52,369	$50,670

See accompanying notes to consolidated financial statements

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	RESTATED (See Note 7) 6/30/99	RESTATED (See Note 7) 6/30/98	RESTATED (See Note 7) 6/30/99	RESTATED (See Note 7) 6/30/98
NET SALES	$19,030	$14,521	$38,083	$29,079

COST OF SALES	13,176	9,843	26,711	19,764
Gross profit	5,854	4,678	11,372	9,315

OPERATING EXPENSES
Selling	3,303	2,582	6,648	5,445
General and administrative	1,165	618	1,952	1,219
Total operating expenses	4,468	3,200	8,600	6,664
Income from operations	1,386	1,478	2,772	2,651

OTHER INCOME (EXPENSE)
Interest income	30	3	37	7
Interest expense	(213)	(29)	(429)	(40)
Other, net	90	2	4	5
Total other expense	(93)	(24)	(388)	(28)
Income before income taxes	1,293	1,454	2,384	2,623

PROVISION FOR INCOME TAXES	498	567	910	1,009

NET INCOME	$795	$887	$1,474	$1,614

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.22	$0.25	$0.41	$0.45

See accompanying notes to consolidated financial statements

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars-unaudited)

	SIX MONTHS ENDED
	RESTATED (See Note 7) 6/30/99	RESTATED (See Note 7) 6/30/98
OPERATING ACTIVITIES
Net income	$1,474	$1,614
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,174	900
Other	37	(28)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates.	(1,450)	(3,715)
Inventories	(1,390)	(1,452)
Prepaid expenses and refundable income taxes	(318)	80
Accounts payable, accrued expenses andincome taxes payable	975	2,009
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	502	(592)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(815)	(853)
Maturities of short-term investments	1	22
NET CASH USED IN INVESTING ACTIVITIES	(814)	(831)

FINANCING ACTIVITIES
Dividends paid	(787)	(786)
Proceeds from notes payable		2,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(787)	1,214

DECREASE IN CASH AND CASH EQUIVALENTS	(1,099)	(209)

Cash and cash equivalents at beginning of period	1,590	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$491	$355

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1999

(1)   The Consolidated Balance Sheets, as of June 30, 1999, as restated, and December 31, 1998, and the Consolidated Statements of Income and Cash Flows for the periods ended June 30, 1999 and 1998, as restated, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1998.

(2)   The results of operations for the three month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.    Note that the 1999 periods reflect the results of operations and cash flows for Minuteman PowerBoss, Inc., which was acquired November 23, 1998.

(3)   It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.   At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended June 30, 1999, as restated, and the components of the December 31, 1998 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	(000's)
	RESTATED
	(SEE NOTE 7)
	6-30-99	12-31-98
Finished goods	$9,220	$7,539

Work in process

7,900

8,257

Raw materials	4.834	4,552
	$21,954	$20,348
Less LIFO and other reserves	<3,225>	<3,009>
Total at LIFO cost	$18,729	$17,339

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

5)    Comprehensive income for the Second Quarter ended June 30, 1999, as restated, decreased to $817,000 from $849,000 in the Second Quarter, 1998, as restated.  For the six months in 1999, as restated, comprehensive income decreased to $1,511,000 from $1,586,000 for the comparable period in 1998, as restated.

6)    Reclassifications - Certain amounts in the 1999 and 1998 financial statements, as previously reported, have been reclassified.  Net sales and cost of sales amounts have been increased to reflect the reclassification of freight costs billed to customers.  Previously, such billings were recorded net of the related costs in selling expenses.

7)    Restatement – The Company is restating in these financial statements its consolidated balance sheet at June 30, 1999 and its consolidated statements of income and cash flows for the three months  and six months ended June 30, 1999 and June 30, 1998. The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

The financial statements and related notes set forth herein for the three months and six months ended June 30, 1999 and June 30, 1998 reflect all such restatements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED JUNE 30,1998
	AS ORIGINALLY STATED	RESTATED
NET SALES	$14,716	$14,521
COST OF SALES	9,963	9,843
Gross profit	4,753	4,678
OPERATING EXPENSES
Selling	2,585	2,582
General and administrative	620	618
Total operating expenses	3,205	3,200
Income from operations	1,548	1,478
OTHER INCOME (EXPENSE)	(24)	(24)
Income before income taxes	1,524	1,454
PROVISION FOR INCOME TAXES	594	567
NET INCOME	$930	$887

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.26	$0.25

	SIX MONTHS ENDED JUNE 30,1998
	AS ORIGINALLY STATED	RESTATED
NET SALES	$30,057	$29,079
COST OF SALES	20,363	19,764
Gross profit	9,694	9,315
OPERATING EXPENSES
Selling	5,460	5,445
General and administrative	1,228	1,219
Total operating expenses	6,688	6,664
Income from operations.	3,006	2,651
OTHER INCOME (EXPENSE)	(28)	(28)
Income before income taxes	2,978	2,623
PROVISION FOR INCOME TAXES	1,147	1,009
NET INCOME	$1,831	$1,614

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.51	$0.45

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED JUNE 30,1999
	AS ORIGINALLY STATED	RESTATED
NET SALES	$20,007	$19.030
COST OF SALES	13,852	13,176
Gross profit	6,155	5,854
OPERATING EXPENSES
Selling	3,318	3,303
General and administrative	1,171	1,165
Total operating expenses	4,489	4,468
Income from operations.	1,666	1,386
OTHER INCOME (EXPENSE)	(93)	(93)
Income before income taxes	1,573	1,293
PROVISION FOR INCOME TAXES	607	498
NET INCOME	$966	$795

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.27	$0.22

	SIX MONTHS ENDED JUNE 30,1999
	AS ORIGINALLY STATED	RESTATED
NET SALES	$39,498	$38,083
COST OF SALES	27,661	26,711
Gross profit	11,837	11,372
OPERATING EXPENSES
Selling	6,669	6,648
General and administrative	1,963	1,952
Total operating expenses	8,632	8,600
Income from operations	3,205	2,772
OTHER INCOME (EXPENSE)	(388)	(388)
Income before income taxes	2,817	2,384
PROVISION FOR INCOME TAXES	1,079	910
NET INCOME	$1,738	$1,474

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.49	$0.41

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars-unaudited)

	JUNE 30, 1998
	As Originally Stated	Restated

Accounts receivable, less allowances	$14,731	$13,753
Inventories	12,506	12,848
Total current assets	28,604	27,968
Total assets	37,938	37,302

Accounts payable	3,083	2,826
Accrued expenses	2,200	2,176
Income taxes payable	356	218
Total current liabilities	7,639	7,220
Total shareholders' equity	30,099	29,882
Total liabilities & shareholders' equity	$37,938	$37,302

	JUNE 30, 1999
	As Originally Stated	Restated

Accounts receivable, less allowances	$17,461	$16,051
Inventories	18,132	18,729
Refundable income taxes	371	540
Total current assets	37,283	36,639
Total assets	53,013	52,369

Accounts payable	4,743	4,390
Accrued expenses	2,833	2,806
Total current liabilities	7,576	7,196
Total shareholders' equity	31,762	31,498
Total liabilities & shareholders' equity	$53,013	$52,369

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

JUNE 30, 1999

RESULTS OF OPERATIONS:

Net sales for the Second Quarter, 1999, as restated, increased 31.1% over the prior year period, as restated.  These sales, combined with first quarter sales, as restated, resulted in net sales for the six month period ended June 30, 1999, of $38,083,000, as restated, and represented a 31.0% increase over the prior year, as restated.  Much of these sales gains were contributed by PowerBoss, acquired in November, 1998, although Minuteman brand sales increased domestically.

Gross profit increased $1,176,000 or 25.1% for the second quarter, 1999, as restated, over the same quarter in 1998, as restated, due to the higher sales volume combined with the positive effects of our price increase earlier this year.  Lower margins on PowerBoss sales contributed to the reduction of gross profit percentage as a percent of sales.  For the six month period in 1999, as restated, gross profit increased $2,057,000 or 22.1% over the similar period in 1998, as restated.

Operating profits for the current quarter, as restated, were down 6.2% over the same quarter in 1998, as restated.  Operating expenses for the three months of 1999, as restated, were $4,468,000 as compared to $3,200,000 for the same period in 1998, as restated, due to higher professional fees, amortization of goodwill, and investments in establishing PowerBoss branches.

Interest expense increased $184,000 in the Second Quarter of 1999 over the Second Quarter of 1998 due to the interest on long-term debt relative to the purchase of PowerBoss.  For the six months of 1999 interest expense increased $389,000 over the comparable period a year earlier.

Net income for the second quarter ended June 30, 1999, as restated, decreased 10.4% to $795,000, or 22 cents per share, down from $887,000, or 25 cents per share in the Second Quarter, 1998, as restated.  For the six months ended June 30, 1999, as restated, net income was $1,474,000, or 41 cents per share, down from $1,614,000, or 45 cents per share for the first half of 1998, as restated.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $29.4 million at June 30, 1999, as restated, and $28.4 million at December 31, 1998.  This represents a current ratio of 5.1, as restated, for June 30, 1999 and 5.6 for December 31, 1998.

Cash, cash equivalents, and short-term investments represented 1.7% and 5.6% of this working capital at June 30, 1999, as restated, and December 31, 1998, respectively, which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds.  This decrease is due primarily to significantly higher sales during the second quarter of 1999, as restated.

The Company had shareholders' equity of $31.5 million at June 30, 1999, as restated, and $30.8 million at December 31, 1998 which, when compared to total liabilities, represented an equity to liability ratio of 1.5 for both periods.

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