Form 10-Q/A
period 1999-09-30
MINUTEMAN INTERNATIONAL INC
filed 2001-12-21
CIK 810876

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

INTRODUCTION

        Restatement – The Company is restating in these financial statements its consolidated balance sheet at September 30, 1999 and its consolidated statements of income and cash flows for the three months ended and nine months ended September 30, 1999 and September 30, 1998 . The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

PART I - FINANCIAL INFORMATION

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 1999 and DECEMBER 31, 1998

(in thousands of dollars-except share data)

	RESTATED
	(See Note 7)
	Unaudited	Audited
	9/30/99	12/31/98
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$723	$1,590
Short-term investments	407	1
Accounts receivable, less allowances of $907 in 1999 and $721 in 1998	17,497	14,725
Due from affiliates	535	308
Inventories	19,371	17,339
Prepaid expenses	164	187
Refundable income taxes	467	111
Deferred income taxes	320	320
Total current assets	$39,484	$34,581

PROPERTY, PLANT AND EQUIPMENT, at cost	22,403	21,375
Accumulated depreciation	12,901	11,423
Net property, plant and equipment.	9,502	9,952

INTANGIBLE ASSETS - net of amortization of $367 in 1999 and $130 in 1998	5,901	6,137
	$54,887	$50,670

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,712	$3,269
Accrued expenses	3,380	2,952
Total current liabilities	9,092	6,221

LONG-TERM DEBT, less current maturities	13,500	13,500

DEFERRED INCOME TAXES	175	175

SHAREHOLDERS' EQUITY
Common stock, no-par value
Authorized shares - 10,000,000
Issued and outstanding shares - 3,568,385 in 1999 and 1998	6,396	6,396
Retained earnings	25,930	24,624
Cumulative foreign currency translation adjustments	(206)	(246)
Total shareholders' equity	32,120	30,774
	$54,887	$50,670

                See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	RESTATED	RESTATED	RESTATED	RESTATED
	(See Note 7)	(See Note 7)	(See Note 7)	(See Note 7)
	9/30/99	9/30/98	9/30/99	9/30/98

NET SALES	$20,576	$13,558	$58,659	$42,637

COST OF SALES	14,478	9,470	41,189	29,234
Gross profit	6,098	4,088	17,470	13,403

OPERATING EXPENSES
Selling	3,345	2,507	9,993	7,952
General and administrative	1,202	660	3,154	1,879
Total operating expenses	4,547	3,167	13,147	9,831
Income from operations	1,551	921	4,323	3,572

OTHER INCOME (EXPENSE)
Interest income	7	12	44	19
Interest expense	(214)	(35)	(643)	(75)
Other, net	311	413	315	418
Total other income (expense)	104	390	(284)	362

Income before income taxes	1,655	1,317	4,039	3,934

PROVISION FOR INCOME TAXES	644	508	1,554	1,517

NET INCOME	$1,011	$803	$2,485	$2,417

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.29	$0.23	$0.70	$0.68

                See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars-unaudited)

	NINE MONTHS ENDED

	RESTATED	RESTATED
	(See Note 7)	(See Note 7)
	9/30/99	9/30/98

OPERATING ACTIVITIES
Net income	$2,485	$2,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,713	1,305
Other	40	(71)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(2,999)	(1,719)
Inventories	(2,032)	(2,041)
Prepaid expenses and refundable income taxes	(333)	85
Accounts payable, accrued expenses and income taxes payable	2,871	1,967
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,745	1,943

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(1,027)	(1,054)
Purchases of short-term investments	(406)	(390)
Maturities of short-term investments
NET CASH USED IN INVESTING ACTIVITIES	(1,433)	(1,444)

FINANCING ACTIVITIES
Dividends paid	(1,179)	(1,178)
Proceeds from notes payable		1,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,179)	322

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(867)	821

Cash and cash equivalents at beginning of period	1,590	564
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$723	$1,385

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999

(1)   The Consolidated Balance Sheets, as of September 30, 1999, as restated, and December 31, 1998, and the Consolidated Statements of Income and Cash Flows for the periods ended September 30, 1999 and 1998, as restated, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1998.

(2)   The results of operations for the three-month periods ended September 30, 1999 and 1998, as restated, are not necessarily indicative of the results to be expected for the full year.  Note that the 1999 periods reflect the results of operations and cash flows for Minuteman PowerBoss, Inc., which was acquired November 23, 1998.

(3)   It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.   At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended September 30, 1999, as restated, and the components of the December 31, 1998 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	9-30-99	12-31-98
	Restated (see Note 7)
	(000’s)	(000’s)
Finished goods	$9,560	$7,539

Work in process

8,120

8,257

Raw material	4,941	4,552
	$22,621	$20,348
Less LIFO & other reserves	(3,250)	(3,009)
Total at LIFO cost	$19,371	$17,339

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

5)    Comprehensive income for the Third Quarter ended September 30, 1999, as restated, increased to $1,014,000 from $760,000 in the Third Quarter 1998, as restated.  For the nine months in 1999, as restated, comprehensive income increased to $2,525,000 from $2,346,000 for the comparable period in 1998, as restated.

6)    Reclassifications - Certain amounts in the 1999 and 1998 financial statements, as previously reported, have been reclassified.  Net sales and cost of sales amounts have been increased to reflect the reclassification of freight costs billed to customers.  Previously, such billings were recorded net of the related costs in selling expenses.

7)    Restatement – The Company is restating in these financial statements its consolidated balance sheet at September 30, 1999, and its consolidated statements of income and cash flows for the three months and nine months ended September 30, 1999 and September 30, 1998. The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

The financial statements and related notes set forth herein for the three months ended and nine months ended September 30, 1999 and September 30, 1998 reflect all such restatements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,1998
	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$14,189	$13,558
COST OF SALES	9,839	9,470
Gross profit	4,350	4,088
OPERATING EXPENSES
Selling	2,516	2,507
General and administrative	665	660
Total operating expenses	3,181	3,167
Income from operations	1,169	921
OTHER INCOME (EXPENSE)	390	390
Income before income taxes	1,559	1,311
PROVISION FOR INCOME TAXES	605	508
NET INCOME	$954	$803

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.27	$0.23

NINE MONTHS ENDED

SEPTEMBER 30,1998

	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$44,246	$42,637
COST OF SALES	30,202	29,234
Gross profit	14,044	13,403
OPERATING EXPENSES
Selling	7,976	7,952
General and administrative	1,893	1,879
Total operating expenses	9,869	9,831
Income from operations	4,175	3,572
OTHER INCOME (EXPENSE)	362	362
Income before income taxes	4,537	3,934
PROVISION FOR INCOME TAXES	1,752	1,517
NET INCOME	$2,785	$2,417

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.78	$0.68

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,1999
	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$21,110	$20,576
COST OF SALES	14,777	14,478
Gross profit	6,333	6,098
OPERATING EXPENSES
Selling	3,353	3,345
General and administrative	1,207	1,202
Total operating expenses	4,560	4,547
Income from operations	1,773	1,551
OTHER INCOME (EXPENSE)	104	104
Income before income taxes	1,877	1,655
PROVISION FOR INCOME TAXES	730	644
NET INCOME	$1,147	$1,011

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.32	$0.29

NINE MONTHS ENDED

	SEPTEMBER 30,1999
	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$60,608	$58,659
COST OF SALES	42,438	41,189
Gross profit	18,170	17,470
OPERATING EXPENSES
Selling	10,022	9,993
General and administrative	3,170	3,154
Total operating expenses	13,192	13,147
Income from operations	4,978	4,323
OTHER INCOME (EXPENSE)	(284)	(284)
Income before income taxes	4,694	4,039
PROVISION FOR INCOME TAXES	1,809	1,554
NET INCOME	$2,885	$2,485

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.81	$0.70

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars-unaudited)

	SEPTEMBER 30, 1998
	As Originally Stated	Restated

Accounts receivable, less allowances	$13,328	$11,719
Inventories	13,050	13,437
Total current assets	29,220	27,998
Total assets	38,350	37,128

Accounts payable	3,670	3,089
Accrued expenses	2,165	2,127
Income taxes payable	197	(38)
Total current liabilities	7,532	6,678
Total shareholders' equity	30,618	30,250
Total liabilities & shareholders' equity	$38,350	$37,128

SEPTEMBER 30, 1999

	As Originally Stated
Restated

Accounts receivable, less allowances	$19,446	$17,497
Inventories	18,735	19,371
Refundable income taxes	212	467
Total current assets	40,542	39,484
Total assets	55,945	54,887

Accounts payable	6,325	5,712
Accrued expenses	3,425	3,380
Total current liabilities	9,750	9,092
Total shareholders' equity	32,520	32,120
Total liabilities & shareholders' equity	$55,945	$54,887

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SEPTEMBER 30, 1999

RESULTS OF OPERATIONS:

Net sales in the 1999 Third Quarter, as restated, increased 51.8% over the prior year period, as restated. Net sales for the nine month period ended September 30, 1999, as restated, of $58,659,000 increased 37.6% over the prior year, as restated. Sales by Minuteman PowerBoss, acquired in November, 1998, contributed to the increases although sales of Minuteman brand products increased dramatically over the prior year periods, as restated.

Gross profit increased $2,010,000 or 49.2% for the Third Quarter 1999, as restated, over the same quarter in 1998 due to the higher sales volume.  Lower margins on PowerBoss sales contributed to the reduction of gross profit percentage as a percent of sales.  For the nine month period in 1999, as restated, gross profit increased $4,067,000 or 30.3% over the similar period in 1998, as restated.

Operating profits for the current quarter, as restated, were up 68.4% over the same quarter in 1998, as restated.  Operating expenses for the three months of 1999, as restated, were $4,547,000 as compared to $3,167,000 for the same period in 1998, as restated, due to higher professional fees, amortization of goodwill, and investments in PowerBoss branches.

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

Net income for the Third Quarter ended September 30, 1999, as restated, increased 25.9% to $1,011,000, or 29 cents per share, up from $803,000, or 23 cents per share in the Third Quarter, 1998, as restated.  For the nine months ended September 30, 1999, as restated, net income was $2,485,000 or 70 cents per share, up from $2,417,000, or 68 cents per share for the first nine months of 1998, as restated.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $30.4 million at September 30, 1999, as restated, and $28.4 million at December 31, 1998.  This represents a current ratio of 4.3, as restated, for September 30, 1999 and 5.6 for December 31, 1998.

Cash, cash equivalents, and short-term investments represented 3.7% and 5.6% of this working capital at September 30, 1999, as restated, and December 31, 1998, respectively, which, when not in use, is invested in bank certificates of deposit, Euro dollar certificate investments, and a managed portfolio of high quality variable rate notes and tax-exempt seven day bonds.  This decrease is due primarily to significantly higher sales during the Third Quarter of 1999, as restated.

The Company had shareholders' equity of $32.1 million at September 30, 1999, as restated, and $30.8 million at December 31, 1998 which, when compared to total liabilities, represented an equity to liability ratio of 1.4 and 1.5, respectively.

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