Form 10-K/A
period 1999-12-31
MINUTEMAN INTERNATIONAL INC
filed 2001-12-21
CIK 810876

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10 – K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended December 31, 1999

Commission File Number 0–15582

Minuteman International, Inc.

(Exact Name of Registrant as Specified in its Articles of Incorporation)

Illinois	36–2262931
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

111 South Rohlwing Road, Addison, Illinois

60101

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code

630–627–6900

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

☒Yes No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.

                The aggregate market value of the voting stock held by non–affiliates of the registrant as of March 1, 2000:

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

Introduction

This Amendment 1 is to the Registrant's Form 10-K for the year ended December 31, 1999.  The registrant hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1999 to amend Note J included in the Notes to the Financial Statements.  The remainder of the registrant’s annual report on Form 10-K for the year ended December 31, 1999 remains unaffected by this amendment.

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

                On November 23, 1998 the Company entered into an Asset Purchase Agreement with AAR PowerBoss, Inc. (PowerBoss) for the acquisition of substantially all of the net assets and the assumption of certain liabilities of PowerBoss. Additional information pertaining to this acquisition is incorporated by reference on page 20, Note C of the 1999 Annual Report and included in the Form 8–K and 8–K/A previously filed on December 8, 1998 and February 8, 1999, respectively.

Products

                The Company's product line consists of hard surface floor care equipment, carpet care and maintenance products, sweepers, scrubbers, commercial and industrial specialized vacuums, and complementary accessories. Included in the specialized vacuum area are the hazardous location/explosive environment vacuums and the clean/room nuclear vacuums.

                Minuteman PowerBoss, Inc. (PowerBoss), acquired in 1998, is a wholly–owned subsidiary of Minuteman International, Inc. that designs, manufactures and distributes ride–on and walk–behind sweepers and scrubbers for hard–surface floor and carpet care for use in industrial applications.

                Multi–Clean, the chemical division of Minuteman International, Inc. formulates, manufactures and distributes over 65 chemical cleaning and floor coating products including multi–surface cleaners and degreasers, finishes and waxes, carpet care products, concrete and wood coatings and finishes, plus a full array of specialized chemicals.

                Parker Sweeper Company, acquired in 1992, manufactures a full line of litter vacuums as well as an extensive array of lawn and turf debris handling equipment. Effective December 30, 1994, Parker Sweeper Company, formerly a wholly–owned subsidiary, was merged into the Company and operates as a division.

                Additional information pertaining to new products is incorporated herein by reference on pages 8 through 13 of the 1999 Annual Report for the year ended December 31, 1999.

Marketing and Distribution

                The Company manufactures and distributes its products throughout the world. The distribution process in the United States is primarily through the more than 450 active dealers and its two sales branches. The Company distributes its products in Canada through Minuteman Canada, Inc. and in Europe through Minuteman European, B.V., both of which are wholly owned subsidiaries. The Company sells its products to Hako–Werke subsidiaries in Japan, Australia and certain European countries. Export of other products is conducted through the headquarter office in Addison, Illinois. Sales to affiliated and unaffiliated customers in foreign countries aggregated to $16,351,000, $10,642,000, $12,062,000 in 1999, 1998 and 1997, respectively.

                The Company's equipment is sold under Minuteman International, Minuteman, Minuteman PowerBoss and Parker Sweeper trade names. The chemical cleaning and coating products are manufactured by Minuteman International, Inc. and sold under Multi–Clean trade name. Substantially all of the Company's commercial equipment is manufactured at its Illinois production facilities in Addison and Hampshire. Substantially all of the Company's industrial equipment is manufactured at its Aberdeen, North Carolina production facilities. The remainder of the Company's industrial equipment is imported from Germany. All of the Company's chemical cleaning and coating products are produced at its Shoreview, Minnesota facility.

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

Patents and Trademarks

                Currently, the Company has 29 United States and 25 international patents. Although the Company generally seeks to obtain patents where appropriate, it does not consider the successful conduct of its business in general to be dependent on any of its patents or patent applications. By agreement dated March 1, 1994, with Hako–Werke, the Company agreed to discontinue the use of the "Hako" trademark on any products intended for sale in any country. It was further agreed that the Company and Hako–Werke would be free to market and distribute each of their products throughout the world.

                Minuteman International, Inc. is owner of the United States and Canadian registrations for the Multi–Clean and Parker Sweeper trade names. The Minuteman trademark is registered in the United States and Canada. The Parker trademark is registered in the United States and Canada.

Working Capital

                The Company had working capital of $30.3 million at December 31, 1999. Cash, cash equivalents and short term investments represented 12.1% of the working capital which when not in use, is invested in bank certificates of deposit and Eurodollar certificate investments.

Backlog

                The Company's backlog of orders was approximately $2.7 million at December 31, 1999 and $1.9 million at December 31, 1998. The Company anticipates that substantially all of the 1999 backlog will be delivered during 2000. In the opinion of Management, fluctuations in the amount of its backlog are not necessarily indicative of intermediate or long–term trends in the Company's business.

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

Item 2.                    Properties

                The Company owns or leases the following properties in its operations:

Location

Size
		(sq. ft.)

Use

				Owned or Leased

Aberdeen, NC	135,000	(Bldg.)	Office, manufacturing, Warehouse, sales, service	Leased

Addison, IL	112,230	(Bldg.)	Office, manufacturing,
	254,300	(Land)	Warehouse, sales, service	Owned

Villa Park, IL	18,000	(Bldg.)	Warehouse, sales, service	Leased

Taylor, MI	4,800	(Bldg.)	Warehouse, sales, service	Leased

Hampshire, IL	100,000	(Bldg.)	Manufacturing, warehouse
	871,200	(Land)		Owned

Shoreview, MN	34,952	(Bldg.)	Office, manufacturing,
	133,830	(Land)	Warehouse, sales, service	Owned

Nieuw–Vennep	9,957	(Bldg.)	Warehouse, sales, service	Leased
The Netherlands

Mississauga,	18,486	(Bldg.)	Warehouse, sales, service	Leased
Ontario, Canada

                Approximately 90% of the Company's Addison and Hampshire, Illinois facilities and 85% of the Company's Aberdeen, North Carolina and Shoreview, Minnesota facilities are devoted to manufacturing.

                The Villa Park, Illinois lease term expires December 31, 2000. The Taylor, Michigan lease term expires February 28, 2002. The Nieuw–Vennep, Netherlands lease term expires January 31, 2003. The Mississauga, Ontario lease term expires on November 30, 2002. The Aberdeen, North Carolina lease term expires November 30, 2001. The Company believes that failure to obtain the renewal of any lease would not have a material adverse effect on its business.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

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

Part IV.

Item 14.                 Exhibits, Financial Statements and Schedule and Reports on Form 8–K

(a)           (1. and 2.) Financial Statements

                The financial statements listed in the accompanying index to financial statements are filed herewith.

(a)           (3) and (c) Exhibits

                The Exhibits required by Item 601 of Regulation S–K and filed herewith are listed in the Exhibit Index which follows the financial statements and immediately precedes the exhibits filed.

(b)           Reports on Form 8–K and 8–K/A

                A Report on Form 8–K was filed on December 8, 1998. A Report on Form 8–K/A was filed on February 8, 1999.

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

Minuteman International, Inc.
(Registrant)

Date: December 21, 2001	By:	/s/ GREGORY J. RAU
Gregory J. Rau, President
and Chief Executive Officer

	By:	/s/ Thomas J. Nolan
Thomas J. Nolan,
Chief Financial Officer,
Secretary and Treasurer

                Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gregory J. Rau
Gregory J. Rau
Chief Executive Officer and Director

/s/ ECKART KOTTKAMP
Eckart Kottkamp, Director

/s/ Frederick W. Hohage
Frederick W. Hohage, Director

/s/ Frank Reynolds
Frank Reynolds, Director

/s/ James C. Schrader, Jr.
James C. Schrader, Jr. Director

/s/ Thomas J. Nolan
Thomas J. Nolan, Chief Financial Officer,
Secretary, Treasurer and Director

ANNUAL REPORT ON FORM 10–K

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

                Consolidated Balance Sheets – December 31, 1999 and 1998

                Consolidated Statements of Income – Years ended December 31, 1999, 1998 and 1997

                Consolidated Statements of Shareholders' Equity – Years Ended December 31, 1999, 1998 and 1997

                Consolidated Statements of Cash Flows – Years Ended December 31, 1999, 1998 and 1997

                Notes to Consolidated Financial Statements

                The following consolidated financial statement schedule of Minuteman International, Inc. and subsidiaries are included in Item 14(d):

                Schedule II ––        Valuation and Qualifying Accounts                                                             14

                All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

			Additions	Deductions
			(2)
			Charged to
	Balance at	Charged to	Other		Balance
	Beginning of	Costs and	Accounts		at End of
Description	Period	Expenses	Describe	Describe(1)	Period

Year Ended December 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$721,000	91,000	––	343,000(3)	$469,000

Year Ended December 31, 1998
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$328,000	203,000	310,000	120,000	$721,000

Year Ended December 31, 1997
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$351,000	98,000	––	121,000	$328,000

Note 1 –– Uncollectible accounts written off, net of recoveries.

Note 2 – Beginning balance of PowerBoss, acquired during 1998.

Note 3 – Includes adjustment of $(121,000) to beginning balance of PowerBoss.

MINUTEMAN INTERNATIONAL, INC.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulations S–K)

NO.                                         DESCRIPTION AND PAGE OR INCORPORATION REFERENCE

                                                Certificate of Incorporation and By–Laws

3(a)         Certificate of Incorporation (incorporated herein by reference to Exhibit 3 (a) of the Registrant's Form S–18 Registration Statement, Registration Number 33–11858).

3(b)         By–laws (incorporated herein by reference to Exhibit 3 (b) of the Registrant's Form S–18 Registration Statement, Registration Number 33–11858).

                Instruments Defining the Rights of Security Holders, Including Indentures

4(a)         Specimen Certificate for Common Stock, no par value (incorporated herein by reference to Exhibit 4 of the Registrant's For S–18 Registration Statement, Registration Number 33–11858).

                Material Contracts

10(a)       Employment Agreement dated as of January 20, 1987, between the Company and Jerome E. Rau (incorporated herein by reference to Exhibit 10 (a) of the Registrant's Form S–18 Registration Statement, Registration Number 33–11858).

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

10(e)       Agreement dated as of February 9, 1987, with respect to trademark between the Company and Hako–Werke International GmbH (incorporated herein by reference to Exhibit 10 (c) of the Registrant's Form S–18 Registration Statement, Registration Number 33–11858).

10(f)        Agreement dated March 1, 1994 with respect to worldwide distribution/marketing and trademarks between the Company and Hako–Werke International GmbH. Incorporated herein by reference to Exhibit 10 (f) at Page 18 of Form 10–K Annual Report for fiscal year ended December 31, 1994.

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