Form 10-Q/A
period 2000-03-31
MINUTEMAN INTERNATIONAL INC
filed 2001-12-21
CIK 810876

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

INTRODUCTION

Restatement – The Company is restating in these financial statements its consolidated balance sheet at March 31, 2000, and its consolidated statements of income and cash flows for the three months ended March 31, 2000 and March 31, 1999. The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

PART I - FINANCIAL INFORMATION

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2000 and DECEMBER 31, 1999

(in thousands of dollars-except share data)

	RESTATED
	(See Note 8)
	Unaudited	Audited
	3/31/00	12/31/99
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$481	$322
Short-term investments	2,238	3,332
Accounts receivable, less allowances of $539 in 2000 and $469 in 1999	18,558	14,935
Due from affiliates	570	354
Inventories	19,104	18,527
Prepaid expenses	170	228
Refundable income taxes	0	267
Deferred income taxes	420	420
Total current assets	41,541	38,385

PROPERTY, PLANT AND EQUIPMENT, at cost	22,553	22,406
Accumulated depreciation	13,499	12,993
Net property, plant and equipment	9,054	9,413

INTANGIBLE ASSETS - net of amortization of $521 in 2000 and $442 in 1999	5,746	5,825
	$56,341	$53,623

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	4,314	3,359
Accrued expenses	3,900	3,235
Income taxes payable	515
Total current liabilities	10,229	8,094

LONG-TERM DEBT	12,000	12,000

DEFERRED INCOME TAXES	265	265

SHAREHOLDERS' EQUITY
Common stock, no-par value Authorized shares - 10,000,000 Issued and outstanding shares - 3,568,385 in 2000 and 1999	6,396	6,396
Retained earnings	27,645	27,060
Cumulative foreign currency translation adjustments	(194)	(192)
Total shareholders' equity	33,847	33,264
	$56,341	$53,623
See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED
	RESTATED	RESTATED
	(See Note 8)	(See Note 8)
	3/31/00	3/31/99

NET SALES	$22,731	$19,053

COST OF SALES	15,831	13,535

Gross profit	6,900	5,518

OPERATING EXPENSES
Selling	4,027	3,345
General and administrative	1,119	787
Total operating expenses	5,146	4,132

Income from operations	1,754	1,386

OTHER INCOME (EXPENSE)
Interest income	62	7
Interest expense	(212)	(216)
Other, net	9	(86)
Total other expense	(141)	(295)

Income before income taxes	1,613	1,091

PROVISION FOR INCOME TAXES	634	412

NET INCOME	$979	$679

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.27	$0.19

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars-unaudited)

	THREE MONTHS ENDED
	RESTATED	RESTATED
	(See Note 8)	(See Note 8)
	3/31/00	3/31/99

OPERATING ACTIVITIES
Net income	$979	$679
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	506	506
Amortization	79	79
Other	(2)	15
Changes in operating assets and liabilities:	0
Accounts receivable and due from affiliates	(3,839)	(1,877)
Inventories	(577)	(1,062)
Prepaid expenses and refundable income taxes	325	157
Accounts payable, accrued expenses and income taxes payable	2,135	1,217
NET CASH USED IN OPERATING ACTIVITIES	(394)	(286)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(147)	(442)
Maturities of short-term investments	1,094	1
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	947	(441)

FINANCING ACTIVITIES
Dividends paid	(394)	(394)
NET CASH USED IN FINANCING ACTIVITIES	(394)	(394)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159	(1,121)

Cash and cash equivalents at beginning of period	322	1,590
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$481	$469

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000

(1)   The Consolidated Balance Sheets, as of March 31, 2000, as restated, and December 31, 1999, and the Consolidated Statements of Income and Cash Flows for the periods ended March 31, 2000 and 1999, as restated, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1999.

(2)   The results of operations for the three month periods ended March 31, 2000 and 1999, as restated, are not necessarily indicative of the results to be expected for the full year.

(3)   It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.   At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended March 31, 2000, as restated, and the components of the December 31, 1999 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	(000’s)	(000’s)
	Restated (see note 8)
	3-31-00	12-31-99
Finished goods	$7,450	$7,760
Work in process	9,590	8,451
Raw materials	4,314	4,403
	$21,354	$20,614
Less LIFO & other reserves	(2,250)	(2,087)
Total at LIFO cost	$19,104	$18,527

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

5)    Comprehensive income for the First Quarter ended March 31, 2000, as restated, increased to $977,000 from $694,000 in the First Quarter, 1999, as restated.

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

7)    Reclassifications - Certain amounts in the 2000 and 1999 financial statements, as previously reported, have been reclassified.  Net sales and cost of sales amounts have been increased to reflect the reclassification of freight costs billed to customers.  Previously, such billings were recorded net of the related costs in selling expenses.

8)    Restatement – The Company is restating in these financial statements its consolidated balance sheet at March 31, 2000, and its consolidated statements of income and cash flows for the three months ended March 31, 2000 and March 31, 1999. The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

The financial statements and related notes set forth herein for the three months ended March 31, 2000 and March 31, 1999 reflect all such restatements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

THREE MONTHS ENDED MARCH 31,1999

	AS ORIGINALLY
	STATED	RESTATED
NET SALES	$19,491	$19,053
COST OF SALES	13,809	13,535
Gross profit	5,682	5,518
OPERATING EXPENSES
Selling	3,351	3,345
General and administrative	792	787
Total operating expenses	4,143	4,132
Income from operations	1,539	1,386
OTHER INCOME (EXPENSE)	(295)	(295)
Income before income taxes	1,244	1,091
PROVISION FOR INCOME TAXES	472	412
NET INCOME	$772	$679

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.22	$0.19

	THREE MONTHS ENDED MARCH 31,2000
	AS ORIGINALLY
	STATED	RESTATED
NET SALES	$23,083	$22,731
COST OF SALES	16,036	15,831
Gross profit	7,047	6,900
OPERATING EXPENSES
Selling	4,032	4,027
General and administrative	1,123	1,119
Total operating expenses	5,155	5,146
Income from operations	1,892	1,754
OTHER INCOME (EXPENSE)	(141)	(141)
Income before income taxes	1,751	1,613
PROVISION FOR INCOME TAXES	688	634
NET INCOME	$1,063	$979

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.30	$0.27

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars-unaudited)

	MARCH 31, 1999
	As Originally Stated	Restated

Accounts receivable, less allowances	$16,707	$16,269
Inventories	18,421	18,401
Total current assets	36,699	36,241
Total assets	52,645	52,187

Accounts payable	4,683	4,389
Accrued expenses	3,000	2,989
Income taxes payable	120	60
Total current liabilities	7,803	7,438
Total shareholders' equity	31,167	31,074
Total liabilities & shareholders' equity	$52,645	$52,187

	MARCH 31, 2000
	As Originally Stated	Restated

Accounts receivable, less allowances	$18,910	$18,558
Inventories	19,057	19,104
Total current assets	41,846	41,541
Total assets	56,646	56,341

Accounts payable	4,472	4,314
Accrued expenses	3,909	3,900
Income taxes payable	569	515
Total current liabilities	10,450	10,229
Total shareholders' equity	33,931	33,847
Total liabilities & shareholders' equity	$56,646	$56,341

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MARCH 31, 2000

RESULTS OF OPERATIONS:

The Company achieved record sales for the First Quarter, 2000, as restated, representing an increase of 19.3% over the same period a year ago.  The record net sales for any quarter of $22,731,000, fueled by a strong domestic dealer demand, included increases across most product lines and favorable responses to our product introductions.

Gross profit increased $1,382,000 or 25.0% over the same quarter in 1999, as restated, due to the higher sales volume, as well as the positive effects of a price increase implemented in the first quarter of 2000.  Cost containment additionally contributed to an increase in gross profit percentage as a percent of sales.

Operating profits for the current quarter, as restated, were up 26.6% over the same quarter in 1999, as restated.  Operating expenses for the first three months of 2000, as restated, were $5,146,000 as compared to $4,132,000 for the same period in 1999, as restated, mainly due to increased personnel and promotional costs.

Net income for the First Quarter ended March 31, 2000, as restated, increased 44.2% to $979,000 or 27 cents per share, up from $679,000 or 19 cents per share in the First Quarter, 1999, as restated.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $31.3 million at March 31, 2000, as restated, and $30.3 million at December 31, 1999.  This represents a current ratio of 4.1, as restated, for March 31, 2000 and 4.7 for December 31, 1999.

Cash, cash equivalents, and short-term investments represented 8.7% and 12.1% of this working capital at March 31, 2000, as restated, and December 31, 1999, respectively, which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments. This decrease is due primarily to significantly higher sales during the first quarter of 2000, as restated.

The Company had shareholders' equity of $33.8 million at March 31, 2000, as restated, and $33.3 million at December 31, 1999 which, when compared to total liabilities, represented an equity to liability ratio of 1.5 and 1.6, respectively.

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

Item 6:  Exhibits and Reports on Form 8-K

(a)   The By-laws and Amendments thereto are included as exhibits pursuant to Item 601 (b) (3) (ii) of Regulation S-K.

(b)  A Form 8-K was not filed for the Quarter ended March 31, 2000.

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