Form 10-Q/A
period 2000-06-30
MINUTEMAN INTERNATIONAL INC
filed 2001-12-21
CIK 810876

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

INTRODUCTION

Restatement – The Company is restating in these financial statements its consolidated balance sheets at June 30, 2000 and its consolidated statements of income and cash flows for the three months and six months ended June 30, 2000 and June 30, 1999 . The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

PART I - FINANCIAL INFORMATION

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2000 and DECEMBER 31, 1999

(in thousands of dollars-except share data)

	RESTATED
	(See Note 8)
	Unaudited	Audited
	6/30/00	12/31/99
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$159	$322
Short-term investments	1,577	3,332
Accounts receivable, less allowances of $617 in 2000 and $469 in 1999	19,744	14,935
Due from affiliates	617	354
Inventories	18,945	18,527
Prepaid expenses	191	228
Refundable income taxes	0	267
Deferred income taxes	420	420
Total current assets	41,653	38,385

PROPERTY, PLANT AND EQUIPMENT, at cost	22,690	22,406
Accumulated depreciation	14,004	12,993
Net property, plant and equipment	8,686	9,413

INTANGIBLE ASSETS - net of amortization of $600 in 2000 and $442 in 1999	5,667	5,825

	$56,006	$53,623

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	4,309	3,359
Accrued expenses	4,133	3,235
Income taxes payable	(5)
Total current liabilities	9,937	8,094

LONG-TERM DEBT, less current maturities	11,250	12,000

DEFERRED INCOME TAXES	265	265

SHAREHOLDERS' EQUITY
Common stock, no-par value
Authorized shares - 10,000,000
Issued and outstanding shares – 3,568,385 in 2000 and 1999	6,396	6,396
Retained earnings	28,372	27,060
Cumulative foreign currency translation adjustments	(214)	(192)
Total shareholders' equity	34,554	33,264

	$56,006	$53,623
See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	RESTATED	RESTATED	RESTATED	RESTATED
	(See Note 8)	(See Note 8)	(See Note 8)	(See Note 8)
	6/30/00	6/30/99	6/30/00	6/30/99

NET SALES	$21,713	$19.030	$44,444	$38,083

COST OF SALES	15,071	13,176	30,902	26,711
Gross profit	6,642	5,844	13,542	11,372

OPERATING EXPENSES
Selling	3,723	3,303	7,750	6,648
General and administrative	1,169	1,165	2,288	1,952
Total operating expenses	4,892	4,468	10,038	8,600
Income from operations	1,750	1,386	3,504	2,772

OTHER INCOME (EXPENSE)
Interest income	32	30	94	37
Interest expense	(196)	(213)	(408)	(429)
Other, net	6	90	15	4
Total other expense	(158)	(93)	(299)	(388)

Income before income taxes	1,592	1,293	3,205	2,384

PROVISION FOR INCOME TAXES	616	498	1,250	910

NET INCOME	$976	$795	$1,955	$1,474

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.28	$0.22	$0.55	$0.41

                See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars-unaudited)

	SIX MONTHS ENDED
	RESTATED	RESTATED
	(See Note 8)	(See Note 8)
	6/30/00	6/30/99

OPERATING ACTIVITIES
Net income	$1,955	$1,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,011	1,016
Amortization	158	158
Other	(22)	37
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates...	(5,072)	(1,450)
Inventories	(418)	(1,390)
Prepaid expenses and refundable income taxes	304	(318)
Accounts payable, accrued expenses and income taxes payable	1,843	975
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(241)	502

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(284)	(815)
Maturities of short-term investments	1,755	1
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,471	(814)

FINANCING ACTIVITIES
Dividends paid	(643)	(787)
Payment of current maturity of long-term debt	(750)
NET CASH USED IN FINANCING ACTIVITIES	(1,393)	(787)
DECREASE IN CASH AND CASH EQUIVALENTS	(163)	(1,099)

Cash and cash equivalents at beginning of period	322	1,590

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159	$491

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000

(1)   The Consolidated Balance Sheets, as of June 30, 2000, as restated, and December 31, 1999, and the Consolidated Statements of Income and Cash Flows for the periods ended June 30, 2000 and 1999, as restated, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1999.

(2)   The results of operations for the three month periods ended June 30, 2000 and 1999, as restated, are not necessarily indicative of the results to be expected for the full year.

(3)   It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.   At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended June 30, 2000, as restated, and the components of the December 31, 1999 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	(000's)
	Restated (see Note 8)
	6-30-00		12-31-99
Finished goods	$7,770		$7,760

Work in process

9,460

8,451

Raw materials	3,790		4,403
	$21,020		$20,614
Less LIFO and other reserves	<2,075	>	<2,087	>
Total at LIFO cost	$18,945		$18.527

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

5)    Comprehensive income for the Second Quarter ended June 30, 2000, as restated, increased to $956,000 from $817,000 in the Second Quarter, 1999, as restated.  For the restated six months in 2000, comprehensive income increased to $1,933,000 from $1,511,000 for the comparable period in 1999, as restated.

6)    Restricted Stock Plan.  On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Minuteman common stock.  The maximum number of shares of Minuteman common stock that shall be available for issuance shall be 150,000.  At June 30, 2000 there were 150,000 shares available to be granted.  Awards may be issued under the Restricted Stock Plan through December 31, 2009, subject to the vesting periods not to exceed three years.  At sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that the employee’s employment with Minuteman is terminated (except due to death or total disability) prior to the end of his or her vesting period, the non-vested portion of the award shall be forfeited.  However, in the event of an employee’s death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares issued under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion is amortized as compensation expense on a straight line basis over the related vesting period.

7)    Reclassifications - Certain amounts in the 2000 and 1999 financial statements, as previously reported, have been reclassified.  Net sales and cost of sales amounts have been increased to reflect the reclassification of freight costs billed to customers.  Previously, such billings were recorded net of the related costs in selling expenses.

8)    Restatement – The Company is restating in these financial statements its consolidated balance sheet at June 30, 2000 and its consolidated statements of income and cash flows for the three months and six months ended June 30, 2000 and June 30, 1999. The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

The financial statements and related notes set forth herein for the three months and six months ended June 30, 2000 and June 30, 1999 reflect all such restatements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED
	JUNE 30,1999
	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$20,007	$19,030
COST OF SALES	13,852	13,176
Gross profit	6,155	5,854
OPERATING EXPENSES
Selling	3,318	3,303
General and administrative	1,171	1,165
Total operating expenses	4,489	4,468
Income from operations	1,666	1,386
OTHER INCOME (EXPENSE)	(93)	(93)
Income before income taxes	1,573	1,293
PROVISION FOR INCOME TAXES	607	498
NET INCOME	$966	$795

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.27	$0.22

	SIX MONTHS ENDED
	JUNE 30,1999
	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$39,498	$38,083
COST OF SALES	27,661	26,711
Gross profit	11,837	11,372
OPERATING EXPENSES
Selling	6,669	6,648
General and administrative	1,963	1,952
Total operating expenses	8,632	8,600
Income from operations	3,205	2,772
OTHER INCOME (EXPENSE)	(388)	(388)
Income before income taxes	2,817	2,384
PROVISION FOR INCOME TAXES	1,079	910
NET INCOME	$1,738	$1,474

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.49	$0.41

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED
	JUNE 30,2000
	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$22,461	$21,713
COST OF SALES	15,577	15,071
Gross profit	6,884	6,642
OPERATING EXPENSES
Selling	3,732	3,723
General and administrative	1,177	1,169
Total operating expenses	4,909	4,892
Income from operations	1,975	1,750
OTHER INCOME (EXPENSE)	(158)	(158)
Income before income taxes	1,817	1,592
PROVISION FOR INCOME TAXES	704	616
NET INCOME	$1,113	$976

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.31	$0.28

	SIX MONTHS ENDED
	JUNE 30,2000
	AS ORIGINALLY	RESTATED
	STATED
NET SALES	$45,544	$44,444
COST OF SALES	31,613	30,902
Gross profit	13,931	13,542
OPERATING EXPENSES
Selling	7,764	7,750
General and administrative	2,300	2,288
Total operating expenses	10,064	10,038
Income from operations	3,867	3,504
OTHER INCOME (EXPENSE)	(299)	(299)
Income before income taxes	3,568	3,205
PROVISION FOR INCOME TAXES	1,392	1,250
NET INCOME	$2,176	$1,955

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.61	$0.55

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars-unaudited)

	JUNE 30, 1999
	As Originally Stated	Restated

Accounts receivable, less allowances	$17,461	$16,051
Inventories	18,132	18,729
Refundable income taxes	371	540
Total current assets	37,283	36,639
Total assets	53,013	52,369

Accounts payable	4,743	4,390
Accrued expenses	2,833	2,806
Total current liabilities	7,576	7,196
Total shareholders' equity	31,762	31,498
Total liabilities & shareholders' equity	$53,013	$52,369

	JUNE 30, 2000
	As Originally Stated	Restated

Accounts receivable, less allowances	$20,844	$19,744
Inventories	18,331	18,945
Total current assets	42,139	41,653
Total assets	56,492	56,006

Accounts payable	4,407	4,309
Accrued expenses	4,158	4,133
Income taxes payable	137	(5)
Total current liabilities	10,202	9,937
Total shareholders' equity	34,775	34,554
Total liabilities & shareholders' equity	$56,492	$56,006

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

JUNE 30, 2000

RESULTS OF OPERATIONS:

Net sales for the second quarter 2000, as restated, increased 14.1% over the prior year period, as restated, continuing the double-digit growth experienced in the first quarter.  These sales combined with first quarter sales, as restated, resulted in record net sales for any six month period of $44,444,000, as restated, and represented a 16.7% increase over the prior year, as restated.  Sales through domestic distribution remained strong, however export sales particularly at PowerBoss were adversely affected by the strong dollar.

Gross profit increased $788,000 or 13.5% for the second quarter 2000, as restated, over the same quarter in 1999, as restated, due to the higher sales volume combined with the positive effects of our price increase earlier this year.  For the six month period in 2000, as restated, gross profit increased $2,170,000 or 19.1% over the similar period in 1999, as restated.

Operating profits for the current quarter, as restated, were up 26.3% over the same quarter in 1999, as restated.  Operating expenses for the three months ended June 30, 2000, as restated, were $4,892,000 as compared to $4,468,000 for the same period in 1999, as restated, due to higher health and casualty insurance costs, the new employee incentive program and continued investment of resources into our Oracle software implementation project.

Net income for the second quarter ended June 30, 2000, as restated, increased 22.8% to $976,000, or 28 cents per share, up from $795,000, or 22 cents per share in the second quarter 1999, as restated.  For the six months ended June 30, 2000, as restated, net income was $1,955,000, or 55 cents per share, up from $1,474,000, or 41 cents per share for the first half of 1999, as restated.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $31.7 million at June 30, 2000, as restated, and $30.3 million at December 31, 1999.  This represents a current ratio of 4.2 , as restated, for June 30, 2000 and 4.7 for December 31, 1999.

Cash, cash equivalents, and short-term investments represented 5.5% and 12.1% of this working capital at June 30, 2000, as restated, and December 31, 1999, respectively, which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments. This decrease is due primarily to significantly higher sales during the second quarter of 2000, as restated.

The Company had shareholders' equity of $34.6 million at June 30, 2000, as restated, and $33.3 million at December 31, 1999 which, when compared to total liabilities, represented an equity to liability ratio of 1.6 for both periods.

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