Form 10-Q/A
period 2000-09-30
MINUTEMAN INTERNATIONAL INC
filed 2001-12-21
CIK 810876

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

INTRODUCTION

        Restatement – The Company is restating in these financial statements its consolidated balance sheet September 30, 2000 and its consolidated statements of income and cash flows for the three months and nine months ended September 30, 2000 and September 30, 1999. The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

PART I - FINANCIAL INFORMATION

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2000 and DECEMBER 31, 1999

(in thousands of dollars-except share data)

	RESTATED
	(See Note 8)
	Unaudited	Audited
	9/30/00	12/31/99
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$963	$322
Short-term investments	2,597	3,332
Accounts receivable, less allowances of $731 in 2000 and $469 in 1999	18,674	14,935
Due from affiliates	735	354
Inventories	20,056	18,527
Prepaid expenses	228	228
Refundable income taxes	0	267
Deferred income taxes	420	420
Total current assets	43,673	38,385

PROPERTY, PLANT AND EQUIPMENT, at cost	23,042	22,406
Accumulated depreciation	14,473	12,993
Net property, plant and equipment	8,569	9,413

INTANGIBLE ASSETS - net of amortization of $679 in 2000 and $442 in 1999	5,588	5,825
	$57,830	$53,623

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	5,377	3,359
Accrued expenses	4,397	3,235
Income taxes payable	(290)
Total current liabilities	10,984	8,094

LONG-TERM DEBT, less current maturities	11,250	12,000

DEFERRED INCOME TAXES	265	265

SHAREHOLDERS' EQUITY
Common stock, no-par value Authorized shares - 10,000,000 Issued and outstanding shares - 3,568,385 in 2000 and 1999	6,396	6,396
Retained earnings	29,158	27,060
Cumulative foreign currency translation adjustments	(223)	(192)
Total shareholders' equity	35,331	33,264
	$57,830	$53,623
See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	RESTATED	RESTATED	RESTATED	RESTATED
	(See Note 8)	(See Note 8)	(See Note 8)	(See Note 8)
	9/30/00	9/30/99	9/30/00	9/30/99
NET SALES	$21,143	$20,576	$65,587	$58,659

COST OF SALES	14,786	14,478	45,688	41,189
Gross profit	6,357	6,098	19,899	17,470

OPERATING EXPENSES
Selling	3,357	3,345	11,107	9,993
General and administrative	1,129	1,202	3,417	3,154
Total operating expenses	4,486	4,547	14,524	13,147
Income from operations	1,871	1,551	5,375	4,323

OTHER INCOME (EXPENSE)
Interest income	46	7	140	44
Interest expense	(199)	(214)	(607)	(643)
Other, net	55	311	70	315
Total other income (expense	(98)	104	(397)	(284)

Income before income taxes	1,773	1,655	4,978	4,039

PROVISION FOR INCOME TAXES	737	644	1,987	1,554

NET INCOME	$1,036	$1,011	$2,991	$2,485

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.29	$0.29	$0.84	$0.70

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars-unaudited)

	NINE MONTHS ENDED
	RESTATED	RESTATED
	(See Note 8)	(See Note 8)
	9/30/00	9/30/99
OPERATING ACTIVITIES
Net income	$2,991	$2,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,462	1,476
Amortization	237	237
Other	(31)	40
Changes in operating assets and liabilities:	0
Accounts receivable and due from affiliates.	(4,120)	(2,999)
Inventories	(1,529)	(2,032)
Prepaid expenses and refundable income taxes	267	(333)
Accounts payable, accrued expenses and income taxes payable	2,890	2,871
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,167	1,745

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(618)	(1,027)
Purchases of short-term investments	0	(406)
Maturities of short-term investments	735
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	117	(1,433)

FINANCING ACTIVITIES
Dividends paid	(893)	(1,179)
Payment of current maturity of long-term debt	(750)
NET CASH USED IN FINANCING ACTIVITIES	(1,643)	(1,179)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	641	(867)

Cash and cash equivalents at beginning of period	322	1,590
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$963	$723

 See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

(1)   The Consolidated Balance Sheets, as of September 30, 2000, as restated, and December 31, 1999, and the Consolidated Statements of Income and Cash Flows for the periods ended September 30, 2000 and 1999, as restated, in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 1999.

(2)     The results of operations for the three-month periods ended September 30, 2000 and 1999, as restated, are not necessarily indicative of the results to be expected for the full year

(3)   It is the Company's policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.   At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended September 30, 2000, as restated, and the components of the December 31, 1999 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	9-30-00	12-31-99
	Restated (see Note 8)
	(000’s)	(000’s)
Finished goods	$8,100	$7,760

Work in process

10,800

8,451

Raw material	3,606	4,403
	$22,506	$20,614
Less LIFO and other reserves	(2,450)	(2,087)

Total at LIFO cost	$20,056	$18,527

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

5)    Comprehensive income for the Third Quarter ended September 30, 2000, as restated, increased to $1,027,000 from $1,014,000 in the Third Quarter 1999, as restated.  For the nine months in 2000, as restated, comprehensive income increased to $2,960,000 from $2,525,000 for the comparable period in 1999, as restated.

6)    Restricted Stock Plan.  On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Minuteman common stock.  The maximum number of shares of Minuteman common stock that shall be available for issuance shall be 150,000.  At September 30, 2000 there were 150,000 shares available to be granted.  Awards may be issued under the Restricted Stock Plan through December 31, 2009, subject to the vesting periods not to exceed three years.  At sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that the employee’s employment with Minuteman is terminated (except due to death or total disability) prior to the end of his or her vesting period, the non-vested portion of the award shall be forfeited.  However, in the event of an employee’s death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares issued under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion is amortized as compensation expense on a straight line basis over the related vesting period.

7)    Reclassifications - Certain amounts in the 2000 and 1999 financial statements, as previously reported, have been reclassified.  Net sales and cost of sales amounts have been increased to reflect the reclassification of freight costs billed to customers.  Previously, such billings were recorded net of the related costs in selling expenses.

8)    Restatement – The Company is restating in these financial statements its consolidated balance sheet at September 30, 2000 and its consolidated statements of income and cash flows for the three months and nine months ended September 30, 2000 and September 30, 1999. The Company determined that it was necessary to restate these interim results based on a review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s sales recognition policy.  Accordingly, the restatements include the deferral of certain sales from the reporting period in which the sales were originally recorded to the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.   The related cost of sales, certain operating expenses, provisions for taxes, net income, balance sheets and cash flows have also been restated as appropriate.

The financial statements and related notes set forth herein for the three months and nine months ended September 30, 2000 and September 30, 1999 reflect all such restatements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,1999

	AS ORIGINALLY STATED	RESTATED
NET SALES	$21,110	$20,576
COST OF SALES	14,777	14,478
Gross profit	6,333	6,098
OPERATING EXPENSES
Selling	3,353	3,345
General and administrative	1,207	1,202
Total operating expenses	4,560	4,547
Income from operations	1,773	1,551
OTHER INCOME (EXPENSE)	104	104
Income before income taxes	1,877	1,655
PROVISION FOR INCOME TAXES	730	644
NET INCOME	$1,147	$1,011

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.32	$0.29

	NINE MONTHS ENDED SEPTEMBER 30,1999

	AS ORIGINALLY STATED	RESTATED

NET SALES	$60,608	$58,659
COST OF SALES	42,438	41,189
Gross profit	18,170	17,470
OPERATING EXPENSES
Selling	10,022	9,993
General and administrative	3,170	3,154
Total operating expenses	13,192	13,147
Income from operations	4,978	4,323
OTHER INCOME (EXPENSE)	(284)	(284)
Income before income taxes	4,694	4,039
PROVISION FOR INCOME TAXES	1,809	1,554
NET INCOME	$2,885	$2,485

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.81	$0.70

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,2000

	AS ORIGINALLY STATED	RESTATED

NET SALES	$22,361	$21,143
COST OF SALES	15,535	14,786
Gross profit	6,826	6,357
OPERATING EXPENSES
Selling	3,372	3,357
General and administrative	1,143	1,129
Total operating expenses	4,515	4,486
Income from operations	2,311	1,871
OTHER INCOME (EXPENSE)	(98)	(98)
Income before income taxes	2,213	1,773
PROVISION FOR INCOME TAXES	909	737
NET INCOME	$1,304	$1,036

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.37	$0.29

	NINE MONTHS ENDED SEPTEMBER 30,2000

	AS ORIGINALLY STATED	RESTATED

NET SALES	$67,905	$65,587
COST OF SALES	47,148	45,688
Gross profit	20,757	19,899
OPERATING EXPENSES
Selling	11,136	11,107
General and administrative	3,443	3,417
Total operating expenses	14,579	14,524
Income from operations	6,178	5,375
OTHER INCOME (EXPENSE)	(397)	(397)
Income before income taxes	5,781	4,978
PROVISION FOR INCOME TAXES	2,301	1,987
NET INCOME	$3,480	$2,991

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,568,385	3,568,385

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.98	$0.84

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars-unaudited)

	SEPTEMBER 30, 1999
	As Originally Stated	Restated

Accounts receivable, less allowances	$19,446	$17,497
Inventories	18,735	19,371
Refundable income taxes	212	467
Total current assets	40,542	39,484
Total assets	55,945	54,887

Accounts payable	6,325	5,712
Accrued expenses	3,425	3,380
Total current liabilities	9,750	9,092
Total shareholders' equity	32,520	32,120
Total liabilities & shareholders' equity	$55,945	$54,887

	SEPTEMBER 30, 2000
	As Originally Stated	Restated

Accounts receivable, less allowances	$20,978	$18,674
Inventories	19,174	20,056
Total current assets	45,095	43,673
Total assets	59,252	57,830

Accounts payable	5,955	5,377
Accrued expenses	4,438	4,397
Income taxes payable	24	(290)
Total current liabilities	11,917	10,984
Total shareholders' equity	35,820	35,331
Total liabilities & shareholders' equity	$59,252	$57,830

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SEPTEMBER 30,  2000

RESULTS OF OPERATIONS:

Third quarter net sales in 2000, as restated, the highest amount for any third quarter in the Company’s history, increased 2.8% over the prior year period, as restated.  Net sales for the nine month period in 2000, as restated, continued at double-digit growth compared to the same nine month period on 1999, as restated.  Sales to domestic dealers continued to be robust during the quarter, while the strength of the dollar adversely impacted sales in Europe and Canada.

Gross profit increased $259,000 or 4.2% for the third quarter 2000, as restated, over the same quarter in 1999, as restated, due to the higher sales volume combined with the positive effects of our price increase earlier in 2000.  For the nine month period in 2000, as restated, gross profit increased $2,429,000 or 13.9% over the similar period in 1999, as restated.

Operating profits for the current quarter, as restated, were up 20.6% over the same quarter in 1999, as restated.  Operating expenses for the three months ended September 30, 2000, as restated, were $4,486,000 compared to $4,547,000 for the same period in 1999, as restated.  The reduction in anticipated promotional initiatives, as well as reduced professional fees, primarily accounted for the decrease in operating expenses for the third quarter 2000, as restated, compared to the similar period in 1999, as restated.

Other income, net decreased $202,000 in the third quarter of 2000, as restated, compared to the third quarter of 1999, as restated, primarily due to the successful settlement of patent infringement litigation against an industry competitor in 1999.

Net income for third quarter ended September 30, 2000, as restated, increased 2.5% to $1,036,000, or 29 cents per share, up from $1,011,000, or 29 cents per share in the third quarter, 1999, as restated,  For the nine months ended September 30, 2000, as restated, net income was $2,991,000 or 84 cents per share, up from $2,485,000 or 70 cents per share for the first nine months of 1999, as restated.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $32.7 million at September 30, 2000, as restated, and $30.3 million at December 31, 1999.  This represents a current ratio of 4.0, as restated, for September 30, 2000 and 4.7 for December 31, 1999.

Cash, cash equivalents, and short-term investments represented 10.9% and 12.1% of this working capital at September 30, 2000, as restated, and December 31, 1999, respectively, which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments. This decrease is due primarily to significantly higher sales during the Third Quarter of 2000, as restated.

The Company had shareholders' equity of $35.3 million at September 30, 2000, as restated, and $33.3 million at December 31, 1999 which, when compared to total liabilities, represented an equity to liability ratio of 1.6 for both periods.

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