Form 10-K/A
period 2000-12-31
MINUTEMAN INTERNATIONAL INC
filed 2001-12-21
CIK 810876

FORM 10 - K/A

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

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

COMMON STOCK, NO PAR VALUE

(TITLE OF EACH CLASS)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Introduction

This Amendment 1 is to the Registrant's Form 10-K for the year ended December 31, 2000.  The registrant hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 2000 to amend Note K included in the Notes to the Financial Statements.  The remainder of the registrant's annual report on Form 10-K for the year ended December 31, 2000 remains unaffected by this amendment.

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

Item 2.    PROPERTIES

The Company owns or leases the following properties in its operations:

Owned
Location	Size (SQ. FT.)	Use	or Leased
Aberdeen, NC	135,000 (Bldg.)	Office, manufacturing,	Leased
Warehouse, sales, service

Addison, IL	112,230 (Bldg.)	Office, manufacturing,	Owned
	254,300 (Land)	Warehouse, sales, service

Villa Park, IL	18,000 (Bldg.)	Warehouse, sales, service	Leased

Taylor, MI	8,000 (Bldg.)	Warehouse, sales, service	Leased

Hampshire, IL	100,000 (Bldg.)	Manufacturing, warehouse	Owned
871,200 (Land)

Shoreview, MN	34,952 (Bldg.)	Office, manufacturing,	Owned
	133,830 (Land)	Warehouse, sales, service

Nieuw-Vennep	9,957 (Bldg.)	Warehouse, sales, service	Leased
The Netherlands

Mississauga,	18,486 (Bldg.)	Warehouse, sales, service	Leased
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

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of Minuteman International, Inc. and subsidiaries are included in Item 14(d):

Schedule II —  Valuation and Qualifying Accounts   14

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

		ADDITIONS	DEDUCTIONS
			(2)
			Charged to
	Balance at	Charged to	Other			Balance
	Beginning of	Costs and	Accounts -			at End of
Decription	Period	Expenses	Describe	Describe(1)		Period
YEAR ENDED DECEMBER 31, 2000 Reserves and allowances deducted from asset accounts:

Allowance for uncollectible accounts	$469,000	$227,000	—	$134,000		$562,000

YEAR ENDED DECEMBER 31, 1999 Reserves and allowances deducted from asset accounts:

Allowance for uncollectible accounts	721,000	91,000	—	343,000	(3)	469,000

YEAR ENDED DECEMBER 31, 1998 Reserves and allowances deducted from asset accounts:

Allowance for uncollectible accounts	328,000	203,000	310,000	120,000		721,000

Note 1 — Uncollectible accounts written off, net of recoveries.

Note 2 — Beginning balance of PowerBoss, acquired during 1998.

Note 3 — Includes adjustment of $(121,000) to beginning balance of PowerBoss.

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