Form 10-K
period 2001-12-31
MINUTEMAN INTERNATIONAL INC
filed 2002-03-22
CIK 810876

FORM 10 - K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

☒	ANNUAL REPORT pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended December 31, 2001

Commission file Number  0-15582

Minuteman International, Inc.

(Exact name of registrant as specified in its Articles of Incorporation)

Illinois	36-2262931
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

111 South Rohlwing Road, Addison, Illinois	60101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 630-627-6900

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value

(Title of each class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2002:

Common stock, no par value, $8,026,000

The number of shares outstanding of the issuer’s class of common stock as of March 7, 2002:

Common stock, no par value, 3,568,385  shares

DOCUMENTS INCORPORATED BY REFERENCE

                        Portions of the Annual Report for the year ended December 31, 2001, are incorporated by reference into Parts I and II.

                        Portions of the Proxy Statement dated March 20, 2002 for the Annual Shareholders Meeting to be held April 23, 2002, are incorporated by reference into Part III.

Part I

Item 1.    BUSINESS

General Development of Business

Minuteman International, Inc. an Illinois corporation incorporated in 1951 as American Cleaning Equipment Corporation, manufactures and distributes one of the most complete lines of commercial and industrial vacuums,  floor and carpet care, chemical cleaning and coating products and complementary accessories in the United States and Canada.  Its products are exported to more than forty countries around the world.

Products

The Company’s product line consists of hard surface floor care equipment, carpet care and maintenance products, sweepers, scrubbers, commercial and industrial specialized vacuums, and complementary accessories.  Included in the specialized vacuum area are the hazardous location/explosive environment vacuums and the clean/room nuclear vacuums.

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

Additional information pertaining to new products is incorporated herein by reference on pages 6 through 7 and page 9 of the 2001 Annual Report for the year ended December 31, 2001.

Marketing and Distribution

The Company markets and distributes its products throughout the world.  The distribution process in the United States is primarily through the more than 450 active dealers and its two sales branches.  The Company distributes its products in Canada through Minuteman Canada, Inc. and in Europe through Minuteman European, B.V., both of which are wholly owned subsidiaries.  The Company sells its products to Hako-Werke subsidiaries in Japan, Australia and certain European countries.  Export of other products is conducted through the headquarter office in Addison, Illinois. Sales to affiliated and unaffiliated customers in foreign countries aggregated to $15,918,000 $18,078,000, $16,552,000 in 2001, 2000 and 1999, respectively.

The Company’s equipment is sold under Minuteman International, Minuteman, Minuteman PowerBoss and Parker Sweeper trade names.  The chemical cleaning and coating products are  manufactured by Minuteman International, Inc. and sold under Multi-Clean trade name.  Substantially all of the Company’s commercial equipment is manufactured at its Illinois production  facilities  in Addison  and  Hampshire.  Substantially all of the Company’s industrial equipment is manufactured at its Aberdeen, North Carolina production facilities.  The remainder of the Company’s industrial equipment is imported from Germany.  All of the Company’s chemical cleaning and coating products are produced at its Shoreview, Minnesota facility.

The manufacture, production and demand for the Company’s products and services are not considered to be seasonal in nature.  No part of the Company business depends on any one single customer, the loss of which would adversely affect the Company.  The Company does not believe any material portion of its business to be subject to renegotiation of profits or termination of contracts at the election of the Government.

Raw Materials

The Company purchases castings, electric motors, cord sets, switches, brushes, wheels, injection molded plastics, sheet steel, paint pigment, chemicals and other raw materials from a number of suppliers.  The Company considers its ability to obtain raw materials and supplies to be readily available.  It does not believe that the loss of any supplier would adversely affect the Company’s business.

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

Patents and Trademarks

Currently, the Company has 22 United States and 9 international patents.  Although the Company generally seeks to obtain patents where appropriate, it does not consider the successful conduct of its business in general to be dependent on any of its patents or patent applications.

Minuteman International, Inc. is owner of the United States and Canadian registrations for the Multi-Clean and Parker Sweeper trade names.  The Minuteman trademark is registered in the United States and Canada.  The Parker trademark is registered in the United States and Canada.

Working Capital

The Company had working capital of $35.5 million at December 31, 2001. Cash, cash equivalents and short term investments represented 18.6% of the working capital which when not in use, is invested in bank certificates of deposit and Eurodollar certificate investments.

Backlog

The Company’s backlog of orders was approximately $3.0 million at December 31, 2001 and $2.5 million at December 31, 2000.  The Company anticipates that substantially all of the 2001 backlog will be delivered during 2002.  In the opinion of Management, fluctuations in the amount of its backlog are not necessarily indicative of intermediate or long-term trends in the Company’s business.

Research and Development

The Company expended approximately $1,587,000, $1,459,000, and $1,329,000 in research  and development activities during 2001, 2000 and 1999, respectively.

Employees

The Company has 401 full time employees.  The facilities in Addison, Illinois and Shoreview, Minnesota, have approximately 94 hourly paid employees who are covered by local collective bargaining agreements.  These agreements expire in May, 2003 and October, 2003, respectively.  The Company believes that the current employee relations are excellent.  The Company may hire additional employees during 2002 as are justified by the needs of the business.

Environmental Matters

The Company’s operations are subject to various federal, state and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components.  The Company believes that it is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection are not expected to be material in amount for 2002 or thereafter.

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
Ontario, Canada

Approximately 90% of the Company’s Addison and Hampshire, Illinois facilities and 85% of the Company’s Aberdeen, North Carolina and Shoreview, Minnesota facilities are devoted to manufacturing.

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

In November, 2001, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation of Minuteman International.  The Company has been fully cooperating with the SEC by producing documents and providing testimony from various employees.    In December, 2001, the Company was requested by the Nasdaq Stock Market (“Nasdaq”) to supply information in connection with Nasdaq’s responsibilities to ensure ongoing compliance of issuers with the requirements for inclusion on the Nasdaq.  The Company has provided the requested documents and has cooperated fully with Nasdaq.  The Company believes that the investigations relate to the recognition of revenue in the results of operations for its interim periods.  As previously reported, the Company determined that it was necessary to restate interim results based on a review of the timing of the recording of certain sales transactions that were not consistent with the Company’s sales recognition policy.  Accordingly, the Company restated its interim resulted for the period ended March 31, 2001 and each of the first three quarters in the years 2000 and 1999.  The restatements included the deferral of certain sales from the reporting period in which the sales would be properly recorded under the Company’s sales recognition policy.  The investigations have not been completed and neither the SEC nor Nasdaq had informed the Company of any intended action.  Consequently, the Company cannot predict the outcome of the investigations or assess their ultimate impact on the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2001, the Company did not submit any matter to a vote of shareholders through the solicitation of proxies or otherwise.

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Common stock market prices and dividends on page 19 of the Annual Report for the year ended December 31, 2001, are incorporated herein by reference.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The Selected Consolidated Financial Data on page 20 of the Annual Report for the year ended December 31, 2001, is incorporated herein by reference.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

“Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 10 and 11 and related comments in the President’s letter on Page 1 of the Annual Report for the year ended December 31, 2001, are incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption “Market Risk” appearing on page 11 of the Annual Report for the year ended December 31, 2001 is incorporated herein by reference (See Item 7. Management’s Discussion and Analysis.)

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included on pages 12 through 20  of the Annual Report for the year ended December 31, 2001, are incorporated herein by reference.

Quarterly Results of Operations on pages 18 and 19 of the Annual Report for the year ended December 31, 2001, is incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Part III

Item 10.  DIRECTORS AND OFFICERS OF THE COMPANY

The information contained on pages 3 through 9 of Minuteman International, Inc.’s Proxy Statement dated March 20, 2002, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

Item 11.  EXECUTIVE COMPENSATION

The information contained on pages 7 through 9 of Minuteman International Inc.’s Proxy Statement dated March 20, 2002, with respect to Executive Compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                        OWNERS AND MANAGEMENT

The information contained on page 3 of Minuteman International Inc.’s Proxy Statement dated March 20, 2002, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 3 through 10 of Minuteman International Inc.’s Proxy Statement dated March 20, 2002, with respect to certain relationships and related transactions, are incorporated herein by reference in response to this item.

Part IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND

                        REPORTS ON FORM 8-K

(a) (1. and 2.)  Financial Statements

The Report of Independent Auditors and the financial statements listed in the accompanying index to financial statements are filed herewith.

(a) (3) and (c) Exhibits

The Exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the financial statements and immediately precedes the exhibits filed.

(b)                                 Reports on Form 8-K: A form 8-K was not filed for the quarter ended December 31, 2001.

 (d)          Financial Statement Schedule

The financial statement schedule listed in the accompanying index to financial statements is filed herewith.

Signatures

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minuteman International, Inc.
(Registrant)

Date: March 22, 2002	By:	s/s Gregory J. Rau
Gregory J. Rau, President
and Chief Executive Officer

	By:	s/s Thomas J. Nolan
Thomas J. Nolan,
Chief Financial Officer,
Secretary and Treasurer

                Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 22, 2002

By: s/s Gregory J. Rau
Gregory J. Rau
Chief Executive Officer and Director

By: s/s Eckart Kottkamp
Eckart Kottkamp, Director

By: s/s Frederick Hohage
Frederick W. Hohage, Director

By: s/s Frank Reynolds
Frank Reynolds, Director

By: s/s James C. Schrader, Jr.
James C. Schrader, Jr. Director

By: s/s Thomas J. Nolan
Thomas J. Nolan, Chief Financial Officer,
Secretary, Treasurer and Director

                                REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Minuteman International, Inc.

We have audited the accompanying consolidated balance sheets of Minuteman International, Inc. and subsidiaries as of December 31, 2001, 2000 and 1999 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  Our audits also include the financial statement schedule listed in the Index at Item 14(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minuteman International, Inc. and subsidiaries at December 31, 2001, 2000 and 1999 and consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

Ernst & Young LLP

Chicago, Illinois

February 15, 2002

ITEM 14(a) (1) AND (2)

LIST OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

December 31, 2001

The following consolidated financial statements of Minuteman International, Inc. and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

Consolidated Balance Sheets -             December 31, 2001, 2000 (as restated) and 1999 (as restated)

Consolidated Statements of Income - Years ended December 31, 2001, 2000 (as restated) and 1999 (as restated)

Consolidated Statements of Shareholders’ Equity -Years Ended December 31, 2001, 2000 (as restated) and 1999 (as restated)

Consolidated Statements of Cash Flows -Years Ended December 31, 2001, 2000 (as restated) and 1999 (as restated)

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

		Additions	Deductions

	Balance at	Charged to			Balance
	Beginning of	Costs and			at End of
Description	Period	Expenses	Describe(1)		Period
Year Ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$562,000	$379,000	$221,000		$720,000

Year Ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	469,000	227,000	134,000		562,000

Year Ended December 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	721,000	91,000	343,000	(2)	469,000

Note 1 — Uncollectible accounts written off, net of recoveries.

Note 2 — Includes adjustment of $(121,000) to beginning balance of PowerBoss.

MINUTEMAN INTERNATIONAL, INC.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulations S-K)

NO.               DESCRIPTION AND PAGE OR INCORPORATION REFERENCE

3(a)               Certificate of Incorporation (incorporated herein by reference to Exhibit 3 (a) of the Registrant’s Form S-18 Registration Statement, Registration Number 33-11858).

3(a)i              Amendments to the Articles of Incorporation (incorporated herein by reference to Registrant’s Form 10-Q and Form 10-Q/A for the quarter ended June 30, 2000).

3(b)               By-laws (incorporated herein by reference to Registrant’s Form 10-Q and Form 10-Q/A for the quarter ended March 31, 2000).

4(a)               Specimen Certificate for Common Stock, no par value (incorporated herein by reference to Exhibit 4 of the Registrant’s For S-18 Registration Statement, Registration Number 33-11858).

10(a)*           Specimen form of Employment Agreement between the Company and its executive officers (with the exception of the president) (incorporated herein by reference to Exhibit 10 (c) at Page 18 of Form 10K Annual Report for fiscal year ended December 31, 1991).

10(b)             Agreement dated as of February 9, 1987, with respect to trademark between the Company and Hako-Werke International GmbH (incorporated herein by reference to Exhibit 10 (c) of the Registrant’s Form S-18 Registration Statement, Registration Number 33-11858).

10(c)             Agreement dated March 1, 1994 with respect to worldwide distribution/marketing and trademarks between the Company and Hako-Werke International GmbH.  Incorporated herein by reference to Exhibit 10 (f) at Page 18 of Form 10-K Annual Report for fiscal year ended December 31, 1994.

10(d)*           Employment Agreement dated as of July 13, 2001, between the company and Gregory J. Rau is incorporated herein by reference to Exhibit A on Form 10-Q for the quarter ended June 30, 2001.

10(e)*           Minuteman International, Inc. 2000 Restricted Stock Plan as previously filed as  Exhibit 4.1 on Form S-8, No. 333-36324 on May 4, 2000 is incorporated by reference.

11                  Statement re. computation of per share earnings.  See Note B of the Notes to Consolidated Financial Statements on Page 15 of the Annual Report for the year ended December 31, 2001 (incorporated herein by reference).

13                  The Company’s Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

21                  Subsidiaries of the Registrant (included herein)

23                  Consent of Ernst & Young LLP (included herein)

*  Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(a) of Form 10-K.

Minuteman International, Inc. will furnish any of the aforementioned exhibits indicated above to requesting security holders upon written request.