Form 10-Q
period 2002-03-31
MINUTEMAN INTERNATIONAL INC
filed 2002-05-10
CIK 810876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number 0-15582

MINUTEMAN INTERNATIONAL, INC.

(Exact Name of Registrant, as Specified in its Charter)

ILLINOIS	36-2262931
(State or other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

111 SOUTH ROHLWING ROAD, ADDISON, IL	60101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (630) 627-6900

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

                                                Yes  ☒         No  ☐

On March 31, 2002, there were 3,568,385 shares of the Registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 and DECEMBER 31, 2001

(in thousands of dollars, except share data)

	Unaudited	Audited
	3/31/02	12/31/01
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$800	$416
Short-term investments	5,300	6,200
Accounts receivable, less allowances of $753 in 2002 and $720 in 2001	19,357	17,483
Due from affiliates	367	170
Inventories	18,398	18,364
Prepaid expenses	467	435
Deferred income taxes	479	479

Total current assets	45,168	43,547

PROPERTY, PLANT AND EQUIPMENT, at cost	24,228	24,112
Accumulated depreciation	16,055	15,632

Net property, plant and equipment	8,173	8,480

INTANGIBLE ASSETS — net of amortization of $1,066 in 2002 and 2001	5,201	5,201

	$58,542	$57,228

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	3,272	2,479
Accrued expenses	3,452	3,106
Income taxes payable	964	976

Total current liabilities	9,188	8,061

LONG-TERM DEBT	9,000	9,000
OTHER NON-CURRENT LIABILITIES	189	294
DEFERRED INCOME TAXES	238	243

SHAREHOLDERS’ EQUITY
Common stock, no-par value Authorized shares — 10,000,000 Issued and outstanding shares — 3,568,385 in 2002 and 2001	6,596	6,596
Retained earnings	33,659	33,372
Unearned restricted stock	(132)	(150)
Accumulated other comprehensive loss	(196)	(188)

Total shareholders’ equity	39,927	39,630

	$58,542	$57,228

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data-unaudited)

	THREE MONTHS ENDED

	3/31/02	3/31/01
NET SALES	$19,760	$21,658

COST OF SALES	13,692	15,091

Gross profit	6,068	6,567

OPERATING EXPENSES
Selling	3,901	3,927
General and administrative	1,157	1,050

Total operating expenses	5,058	4,977

Income from operations	1,010	1,590

OTHER INCOME (EXPENSE)
Interest income	25	55
Interest expense	(45)	(444)
Other, net	9	9

Total other expense	(11)	(380)

Income before income taxes	999	1,210

PROVISION FOR INCOME TAXES	390	468

NET INCOME	$609	$742

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING —
— BASIC	3,574,149	3,568,385

— DILUTED	3,587,245	3,568,385

Net income per common share — basic and diluted	$0.17	$0.21

Dividends per share of common stock	$0.09	$0.08

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars-unaudited)

	THREE MONTHS ENDED

	3/31/02	3/31/01
OPERATING ACTIVITIES
Net income	$609	$742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	423	529
Amortization		79
Compensation earned under restricted stock plan	18
Deferred income taxes	(5)	(22)
Other	(111)	176
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(2,071)	(2,705)
Inventories	(34)	(422)
Prepaid expenses	(32)	(24)
Accounts payable, accrued expenses and income taxes payable	1,127	2,374

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(76)	727

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(116)	(388)
Purchases of short-term investments		(638)
Maturities of short-term investments	900

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	784	(1,026)

FINANCING ACTIVITIES
Dividends paid	(322)	(286)

NET CASH USED IN FINANCING ACTIVITIES	(322)	(286)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES	(2)	(51)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	384	(636)

Cash and cash equivalents at beginning of period	416	975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$800	$339

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2002

(1)         The Condensed Consolidated Balance Sheets, as of March 31, 2002 and December 31, 2001, and the Condensed Consolidated Statements of Income and Cash Flows for the periods ended March 31, 2002 and 2001 in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company’s Annual Report on Form 10-K, for the year-ended December 31, 2001.

(2)         The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

(3)         It is the Company’s policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.   At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended March 31, 2002, and the components of the December 31, 2001 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	(000’s)	(000’s)
	3-31-02	12-31-01
Finished goods	$6,950	$7,418
Work in process	7,823	7,975
Raw materials	5,700	4,947
	$20,473	$20,340
Less LIFO reserve	(2,075)	(1,976)
Total at LIFO cost	$18,398	$18,364

4)           The Company has an unsecured Line of Credit arrangement for a short-term debt facility with a financial institution, which expires May 31, 2002.  Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution.  There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At March 31, 2002 there were no borrowings outstanding.

5)           The components of comprehensive income for the periods ended March 31, 2002, and 2001 are as follows:

	THREE MONTHS ENDED
(In thousands of dollars)	3/31/02	3/31/01
Net Income	$609	$742

Foreign Currency Translation Adjustments	(2)	(51)

Cumulative Effect of change in Accounting for Derivatives Net of Applicable Taxes of $85	----	127

Amortization To Income of Cumulative Effect Reclassified to Other Net of Income Tax Benefit of $4	(6)	(7)

Comprehensive Income	$601	$811

6)             Restricted Stock Plan.  On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Minuteman common stock.  The maximum number of shares of Minuteman common stock that shall be available for issuance shall be 150,000.  At March 31, 2002 and December 31, 2001 there were 131,140 shares available to be granted.  At March 31, 2002, 18,860 shares have been granted with a market value of $200,385 on the date of grant (March 30, 2001).  Awards may be issued under the Restricted Stock Plan through December 31, 2009, subject to the vesting periods not to exceed three years.  At the sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that the employee’s employment with Minuteman is terminated (except due to death or total disability) prior to the end of his or her vesting period, the non-vested portion of the award shall be forfeited.  However, in the event of an employee’s death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares issued under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion is amortized as compensation expense ($18,000 in the first quarter of 2002) on a straight-line basis over the related vesting period.

7)              Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142,”Goodwill and Other Intangible Assets” (SFAS No 142).  Under the new rules of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the non-amortization provisions of the Statement resulted in an increase to net income of $48,000 ($.01 per share) in the first quarter of 2002 and is expected to result in an increase in net income of $190,000 ($.05 per share) for the full year of 2002.  During the second quarter of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect, if any, of these tests will be on the consolidated earnings and balance sheet of the Company.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	THREE MONTHS ENDED
(In thousands of dollars, except per share data)	3/31/02	3/31/01
Reported Net Income	$609	$742

Goodwill Amortization	---	48

Adjusted Net Income	$609	$790

Basic and Diluted Earnings Per Share:

Reported Net Income	$0.17	$0.21

Goodwill Amortization	---	0.01

Adjusted Net Income	$0.17	$0.22

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MARCH 31, 2002

RESULTS OF OPERATIONS

Net sales in the first quarter of 2002 decreased $1,898,000 or 8.8%, from the same period a year ago.  All of the Company’s divisions experienced a decline in orders, a reflection of the effects of the continuing economic slowdown.  Continued strength in the dollar versus currencies of foreign countries contributed to the decline, with international sales in the first quarter of 2002 down approximately 25% from the same quarter in 2001.

Gross profit decreased 7.6% for the first quarter 2002 from the same quarter in 2001 on the reduced demand.  For the first quarter 2002, gross profit as a percentage of net sales increased to 30.7% from 30.3% for the comparable quarter in 2001, aided by improved 2002 margins for our PowerBoss brand of industrial equipment.

Operating profits for the current quarter in 2002 decreased 36.5% from the same quarter in 2001.  Operating expenses for the first three months of 2002 increased 1.6% over the first quarter in 2001 due primarily to an increase in professional fees.  Included in general and administrative expenses in the first quarter 2001 is $79,000 of goodwill amortization expense.  According to the provisions of FASB No. 142, “Goodwill and Other Intangible Assets,” goodwill amortization expense is no longer recorded effective January 1, 2002 (see Note 7 to the financial statements).  This resulted in an increase to net income of $.01 per share for the 2002 first quarter.

Interest expense for the first quarter of 2002 was $45,000 compared to $444,000 for the same quarter in 2001.  Included in the interest expense amount in both years is the change in the fair value of derivative financial instruments, net of amortization of the transition adjustment recorded in other comprehensive income on January 1, 2001, the date of adoption of FASB Statement No. 133 regarding derivative financial instruments.  Reflected in interest expense for the 2002 first quarter was a reduction of $116,000 due to the adoption of this statement.  Reflected in interest expense for the 2001 first quarter was an increase of $257,000 due to the adoption of this statement.  The remaining amounts of interest expense incurred related principally to debt obligations during the first quarter of 2002 and 2001 were $161,000 and $187,000, respectively.

Net income for the first quarter ended March 31, 2002 decreased 17.9% to $609,000, or 17 cents per share, down from $742,000 or 21 cents per share in the first quarter of 2001.

FINANCIAL CONDITION

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements.  The preparation of these financial statements is based upon the selection and application of significant accounting policies, which requires management to make significant estimates and judgments that affect the amounts reported in these financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the actual accounting policies that affect its more significant judgments and estimates used in the preparation of consolidated financial statements relate to accounts receivable, inventory, warranties, income taxes and intangible assets as set forth in its Form 10-K for the year ended December 31, 2001.

Separate Issues and Uncertainties

In November, 2001 the Securities Exchange Commission (“SEC”) issued a formal order of investigation.  The Company has been fully cooperating with the SEC by producing documents and providing testimony from various employees.  In December, 2001 the Company was requested by the Nasdaq Stock Market (“Nasdaq”) to supply information in connection with Nasdaq’s responsibilities to ensure ongoing compliance of issuers with the requirements for inclusion on the Nasdaq stock market.  The Company has provided the requested documents and has cooperated fully with the Nasdaq.  The Company believes that the investigations relate to the recognition of revenue in the results of operations for its interim periods.  The investigations have not been completed and neither the SEC nor Nasdaq has informed the Company of any intended action.  Consequently, the Company can not predict the outcome of the investigations or assess their ultimate impact on the Company.

The Company is also subject to proceedings, lawsuits and other claims related to labor, product and other matters.  We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges or probable losses.  A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue.  The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

The Company had working capital of $36.0 million at March 31, 2002 and $35.5 million at December 31, 2001.  This represents a current ratio of 4.9 and 5.4 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 17.0% and 18.6% of this working capital at March 31, 2002 and December 31, 2001 which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments.

The Company had shareholders’ equity of $39.9 million at March 31, 2002 and $39.6 million at December 31, 2001 which, when compared to total liabilities, represented an equity to liability ratio of 2.1 and 2.3, respectively.

The Company has sufficient capital resources and is in a strong financial position to meet business and liquidity needs as they arise.    The Company  also has an unsecured line of credit available for its use to assist in meeting any unexpected liquidity needs.  The Company foresees no unusual future events that will materially change the aforementioned summarization.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

PART II - OTHER INFORMATION

MARCH 31, 2002

(4)  Submission of Matters to a Vote of Security Holders:

                             No matters were submitted to vote of security holders during the Quarter ended March 31, 2002.

Item 6:  Exhibits and Reports on Form 8-K

(a)  A Form 8-K was not filed during the Quarter ended March 31, 2002.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

s/s Gregory J. Rau	May 10, 2002
Gregory J. Rau	Date

President and Director

(Principal Executive Officer)

s/s Thomas J. Nolan	May 10, 2002

Thomas J. Nolan

Date

Chief Financial Officer,

Secretary, Treasurer, and Director

(Principal Financial Officer and
Principal Accounting Officer)