Form 10-Q
period 2002-06-30
MINUTEMAN INTERNATIONAL INC
filed 2002-08-13
CIK 810876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

Yes  ☒     No  ☐

On June 30, 2002, there were 3,568,385 shares of the Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2002 and DECEMBER 31, 2001

(in thousands of dollars, except share data)

	Unaudited	Audited
	6/30/02	12/31/01
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$955	$416
Short-term investments	5,300	6,200
Accounts receivable, less allowances of $934 in 2002 and $720 in 2001	19,035	17,483
Due from affiliates	412	170
Inventories	18,423	18,364
Prepaid expenses	496	435
Deferred income taxes	479	479

Total current assets	45,100	43,547

PROPERTY, PLANT AND EQUIPMENT, at cost	24,414	24,112
Accumulated depreciation	16,482	15,632

Net property, plant and equipment	7,932	8,480

INTANGIBLE ASSETS - net of amortization of $1,066 in 2002 and 2001	5,201	5,201

	$58,233	$57,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long - term debt	$1,500	$1,500
Accounts payable	3,219	2,479
Accrued expenses	3,663	3,106
Income taxes payable	651	976

Total current liabilities	9,033	8,061

LONG-TERM DEBT	8,250	9,000
OTHER NON-CURRENT LIABILITIES	428	294
DEFERRED INCOME TAXES	234	243

SHAREHOLDERS’ EQUITY
Common stock, no-par value Authorized shares - 10,000,000 Issued and outstanding shares - 3,568,385 in 2002 and 2001	6,596	6,596
Retained earnings	33,990	33,372
Unearned restricted stock	(114)	(150)
Accumulated other comprehensive loss	(184)	(188)

Total shareholders’ equity	40,288	39,630

	$58,233	$57,228

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data - unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/02	6/30/01	6/30/02	6/30/01
NET SALES	$20,335	$19,935	$40,095	$41,593

COST OF SALES	13,872	14,086	27,564	29,177

Gross profit	6,463	5,849	12,531	12,416

OPERATING EXPENSES
Selling	3,850	3,390	7,751	7,317
General and administrative	1,184	1,014	2,341	2,064

Total operating expenses	5,034	4,404	10,092	9,381

Income from operations	1,429	1,445	2,439	3,035

OTHER INCOME (EXPENSE)
Interest income	15	34	40	89
Interest expense	(385)	(112)	(430)	(556)
Other, net	9	4	18	13

Total other expense	(361)	(74)	(372)	(454)

Income before income taxes	1,068	1,371	2,067	2,581

PROVISION FOR INCOME TAXES	416	539	806	1,007

NET INCOME	$652	$832	$1,261	$1,574

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
- BASIC	3,575,721	3,569,422	3,574,939	3,568,918

- DILUTED	3,587,245	3,587,245	3,587,245	3,578,075

Net income per common share — basic and diluted	$0.18	$0.23	$0.35	$0.44

Dividends per share of common stock	$0.09	$0.09	$0.18	$0.17

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars-unaudited)

	SIX MONTHS ENDED
	6/30/02	6/30/01
OPERATING ACTIVITIES
Net income	$1,261	$1,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	850	1,022
Amortization		158
Compensation earned under restricted stock plan	36	18
Deferred income taxes	(9)	2
Other	122	111
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(1,794)	(3,816)
Inventories	(59)	333
Prepaid expenses	(61)	(35)
Accounts payable, accrued expenses and income taxes payable	972	1,653
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,318	1,020

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(302)	(534)
Maturities of short-term investments	900	660
NET CASH PROVIDED BY INVESTING ACTIVITIES	598	126

FINANCING ACTIVITIES
Dividends paid	(643)	(607)
Payment of current maturity of long-term debt	(750)	(750)

NET CASH USED IN FINANCING ACTIVITIES	(1,393)	(1,357)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES	16	(10)
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	539	(221)

Cash and cash equivalents at beginning of period	416	975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$955	$754

See accompanying notes to consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2002

(1)     The Consolidated Balance Sheets, as of June 30, 2002 and December 31, 2001, and the Consolidated Statements of Income and Cash Flows for the periods ended June 30, 2002 and 2001 in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes, thereto, included in the Company’s Annual Report on Form 10-K, for the year-ended December 31, 2001.

(2)     The results of operations for the three-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

(3)     It is the Company’s policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.   At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended June 30, 2002, and the components of the December 31, 2001 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	(000’s)	(000’s)
	June-30, 2002	December 31, 2001
Finished goods	$7,150	$7,418
Work in process	7,823	7,975
Raw materials	5,500	4,947
	$20,473	$20,340
Less LIFO reserve	(2,050)	(1,976)
Total at LIFO cost	$18,423	$18,364

4)      The Company has an unsecured Line of Credit arrangement for a short-term debt facility with a financial institution, which expires May 31, 2003.  Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution.  There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At June 30, 2002 there were no borrowings outstanding.

5)      The components of comprehensive income for the periods ended June 30, 2002, and 2001 are as follows:

(in thousands of dollars-unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
NET INCOME	$652	$832	$1,261	$1,574

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	18	41	16	(10)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVES NET OF APPLICABLE TAXES OF $85,000	—	—	—	127

AMORTIZATION TO INCOME OF CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING RECLASSIFIED TO OTHER NET OF INCOME TAX BENEFIT	(6)	(6)	(12)	(13)

COMPREHENSIVE INCOME	$664	$867	$1,265	$1,678

6)                   Restricted Stock Plan.  On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Minuteman common stock.  The maximum number of shares of Minuteman common stock that shall be available for issuance shall be 150,000.  At June 30, 2002 and December 31, 2001 there were 131,140 shares available to be granted.  At June 30, 2002, 18,860 shares have been granted with a market value of $200,385 on the date of grant (March 30, 2001).  Awards may be issued under the Restricted Stock Plan through December 31, 2009, subject to the vesting periods not to exceed three years.  At the sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that the employee’s employment with Minuteman is terminated (except due to death or total disability) prior to the end of his or her vesting period, the non-vested portion of the award shall be forfeited.  However, in the event of an employee’s death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares issued under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion is amortized as compensation expense on a straight-line basis over the related vesting period.  For the six months ended June 30, 2002 and 2001, the amounts amortized to compensation expense were $36,000 and $18,000, respectively.

7)                   Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142,”Goodwill and Other Intangible Assets” (SFAS No 142).  Under the new rules of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $96,000 ($.03 per share) for the six months ended June 30, 2002 and is expected to result in an increase in net income of $190,000 ($.05 per share) for the year ended December 31, 2002.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

(in thousands of dollars, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REPORTED NET INCOME	$652	$832	$1,261	$1,574
GOODWILL AMORTIZATION	—	48	—	96
ADJUSTED NET INCOME	$652	$880	$1,261	$1,670

BASIC AND DILUTED EARNINGS PER SHARE:

REPORTED NET INCOME	$0.18	$0.23	$0.35	$0.44
GOODWILL AMORTIZATION	—	0.02	—	0.03
ADJUSTED NET INCOME	$0.18	$0.25	$0.35	$0.47

The Company, utilizing an independent third party firm, has completed it initial impairment test as of January 1, 2002 as prescribed by SFAS No. 142, which indicates that impairment of goodwill does not exist as of that date.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

JUNE 30, 2002

RESULTS OF OPERATIONS

Net sales in the second quarter of 2002 increased 2% to $20,335,000 from $19,935,000 for the same period a year ago.  Increased demand from the Company’s commercial customers primarily accounted for the overall sales increase, offset in part by the continuing reduction in orders for the Company’s chemical and industrial products.  For the six month period in 2002, sales declined 3.6% to $40,095,000 as compared to $41,593,000 for the similar period in 2001.

Gross profit increased 10.5% for the second quarter 2002 from the same quarter in 2001 due to the improved demand, favorable product mix and as a result of cost containment efforts.  Improved second quarter 2002 margins on both the Company’s industrial and commercial equipment contributed to this increase over 2001.  For the six month period in 2002 gross profit increased .9% from the similar period in 2001.

Operating profits for the second quarter in 2002 decreased 1.1% from the same quarter in 2001.  Operating expenses for the second quarter of 2002 increased 14.3% over the first quarter in 2001 due primarily to an increase in professional fees and promotional expenses.  Included in general and administrative expenses in the second quarter 2001 is $79,000 (pretax) of goodwill amortization expense.  According to the provisions of FASB No. 142, “Goodwill and Other Intangible Assets,” goodwill amortization expense is no longer recorded effective January 1, 2002 (see Note 7 to the financial statements).  This resulted in an increase to net income of $.02 per share for the 2002 second quarter and $.03 per share for the first six months of 2002.  For the six months ended June 30, 2002 operating expenses were up 7.6%, to $10,092,000 as compared to $9,381,000 for the year earlier period.

Interest expense for the second quarter of 2002 was $385,000 compared to $112,000 for the same quarter in 2001.  Included in the interest expense amount in both years is the change in the fair value of derivative financial instruments, net of amortization of the transition adjustment recorded in other comprehensive income on January 1, 2001, the date of adoption of FASB Statement No. 133 regarding derivative financial instruments.  The adoption of this accounting statement, which requires the Company to adjust its interest rate swap to market value, increased the second quarter’s interest expense by $228,000 in 2002 and reduced last year’s second quarter interest charge by $69,000.  The remaining amounts of interest expense incurred related principally to debt obligations during the second quarter of 2002 and 2001 were $157,000 and $181,000 respectively.  The adoption of this accounting statement increased interest expense for the first six months of 2002 and 2001 by $112,000 and $188,000, respectively.  The remaining amount of interest expense incurred, relating principally to debt obligations for the first six months of 2002 and 2001, were $318,000 and $368,000, respectively.

Net income for the second quarter ended June 30, 2002 decreased 21.6% to $652,000, or 18 cents per share, down from $832,000 or 23 cents per share in the second quarter of 2001.  For the six months ended June 30, 2002, net income was $1,261,000 or 35 cents per share, down from $1,574,000 or 44 cents per share for the first half of 2001.

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

Separate Issues and Uncertainties

In November, 2001 the Securities Exchange Commission (“SEC”) issued a formal order of investigation.  The Company has been fully cooperating with the SEC by producing documents and providing testimony from various employees.  In December, 2001 the Company was requested by the Nasdaq Stock Market (“Nasdaq”) to supply information in connection with the Nasdaq’s responsibilities to ensure ongoing compliance of issuers with the requirements for inclusion on the Nasdaq stock market.  The Company has provided the requested documents and has cooperated fully with the Nasdaq.  The Company believes that the investigations relate to the recognition of revenue in the results of operations for its interim periods.

On June 20, 2002, the Company announced that it received a written notice, sometimes referred to as a “Wells Notice,” from the staff of the SEC stating the intention of the staff to recommend that the SEC bring a civil action against Minuteman alleging that the Company violated certain provisions of the Securities Exchange Act of 1934, and rules thereunder, relating to reports, books, records and accounting controls and seeking an injunction and civil penalties.  The Company understands that the staff also intends to recommend action against the Company’s Vice President of Finance and Corporate Controller.

Under the process established by the SEC, the Company has the opportunity to submit reasons of law, policy or fact why the Company believes the action should not be brought or bring any facts to the SEC’s attention in connection with its consideration of this matter.  The Company has cooperated and reiterates its intention to fully cooperate with the SEC in its investigation and is in discussions with the SEC regarding the final resolution of this matter.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company had working capital of $36.1 million at June 30, 2002 and $35.5 million at December 31, 2001.  This represents a current ratio of 5.0 and 5.4 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 17.3% and 18.6% of this working capital at June 30, 2002 and December 31, 2001, respectively, which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments.

The Company had shareholders’ equity of $40.3 million at June 30, 2002 and $39.6 million at December 31, 2001 which, when compared to total liabilities, represented an equity to liability ratio of 2.2 and 2.3, respectively.

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

JUNE 30, 2002

(4)           Submission of Matters to a Vote of Security Holders:

On April 23, 2002, the Annual Shareholder’s Meeting was held, at which time the following were voted on and approved:

1.     The following were elected Directors for 2002:

Gregory J. Rau	Eckart Kottkamp
Frederick W. Hohage	Frank R. Reynolds
James C. Schrader, Jr.	Thomas J. Nolan

2.     The appointment of Ernst & Young LLP as the Company’s independent auditors for 2002.

Item 6:  Exhibits and Reports on Form 8-K

(a)  A Form 8-K was filed on June 21, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	August 13, 2002
Gregory J. Rau	Date
President and Director
(Principal Executive Officer)

/s/ Thomas J. Nolan	August 13, 2002
Thomas J. Nolan	Date
Chief Financial Officer,
Secretary, Treasurer, and Director
(Principal Financial Officer and
Principal Accounting Officer)

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

EXHIBIT INDEX

JUNE 30, 2002

Exhibit Number	Description
99.1	Certification Pursuant to 18 U.S.C. Securities 1350