Form 10-Q
period 2002-09-30
MINUTEMAN INTERNATIONAL INC
filed 2002-11-14
CIK 810876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒          No   ☐

The number of shares of common stock, no par value, of the registrant outstanding as of October 31, 2002 was 3,574,279.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCAL STATEMENT

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

(in thousands of dollars, except share data)

	Unaudited	Audited
	9/30/02	12/31/01
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$883	$416
Short-term investments	6,000	6,200
Accounts receivable, less allowances of $1,077 in 2002 and $720 in 2001	17,514	17,483
Due from affiliates	316	170
Inventories	19,684	18,364
Prepaid expenses	247	435
Refundable income taxes	83	—
Deferred income taxes	479	479
Total current assets	45,206	43,547

PROPERTY, PLANT AND EQUIPMENT, at cost	24,587	24,112
Accumulated depreciation	16,904	15,632
Net property, plant and equipment	7,683	8,480

INTANGIBLE ASSETS - net of amortization of $1,066 in 2002 and 2001	5,201	5,201
Total assets	$58,090	$57,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,500	$1,500
Accounts payable	3,554	2,479
Accrued expenses	3,694	3,106
Income taxes payable	—	976
Total current liabilities	8,748	8,061

LONG-TERM DEBT	8,250	9,000
OTHER NON-CURRENT LIABILITIES	772	294
DEFERRED INCOME TAXES	230	243
Total liabilities	18,000	17,598
Commitments and contingencies (Note 7)
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 10,000,000 shares authorized; 3,574,279 and 3,568,385 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	6,596	6,596
Retained earnings	33,825	33,372
Unearned restricted stock	(96)	(150)
Accumulated other comprehensive loss	(235)	(188)
Total shareholders’ equity	40,090	39,630
Total liabilities and shareholders’ equity	$58,090	$57,228

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except share and per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2002	9/30/2001	9/30/2002	9/30/2001
NET SALES	$17,496	$17,593	$57,591	$59,186

COST OF SALES	12,218	12,308	39,782	41,485

Gross profit	5,278	5,285	17,809	17,701

OPERATING EXPENSES
Selling	3,427	3,321	11,178	10,638
General and administrative	1,103	1,107	3,444	3,171

Total operating expenses	4,530	4,428	14,622	13,809

Income from operations	748	857	3,187	3,892

OTHER INCOME (EXPENSE)
Interest income	16	30	56	119
Interest expense	(522)	(581)	(952)	(1,137)
Other, net	6	4	24	17

Total other expense	(500)	(547)	(872)	(1,001)

Income before income taxes	248	310	2,315	2,891

PROVISION FOR INCOME TAXES	92	65	898	1,072

NET INCOME	$156	$245	$1,417	$1,819

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
- BASIC	3,577,287	3,570,999	3,575,731	3,569,619

- DILUTED	3,587,245	3,587,245	3,587,245	3,581,166

Net income per common share - basic and diluted	$0.04	$0.07	$0.40	$0.51

Dividends per share of common stock	$0.09	$0.09	$0.27	$0.26

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	NINE MONTHS ENDED
	9/30/02	9/30/01
OPERATING ACTIVITIES
Net income	$1,417	$1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,272	1,534
Amortization	—	237
Compensation earned under restricted stock plan	54	36
Deferred income taxes	(13)	(164)
Other	458	519
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(177)	(2,005)
Inventories	(1,320)	837
Prepaid expenses and refundable income taxes	105	(53)
Accounts payable, accrued expenses and income taxes payable	687	1,472

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,483	4,232

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(475)	(648)
Maturities of short-term investments	200	—
Purchases of short-term investments	—	(1,548)

NET CASH USED IN INVESTING ACTIVITIES	(275)	(2,196)

FINANCING ACTIVITIES
Dividends paid	(964)	(928)
Payment of current maturity of long-term debt	(750)	(750)

NET CASH USED IN FINANCING ACTIVITIES	(1,714)	(1,678)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES	(27)	(50)

INCREASE IN CASH AND CASH EQUIVALENTS	467	308

Cash and cash equivalents at beginning of period	416	975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$883	$1,283

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

The Consolidated Balance Sheets, as of September 30, 2002 and December 31, 2001, and the Consolidated Statements of Income and Cash Flows for the periods ended September 30, 2002 and 2001 in the opinion of the Company, reflect all adjustments (which, except as noted below, include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes thereto, included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2001.  The results of operations for fiscal 2002 interim periods are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

Note 2—Inventories

It is the Company’s policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements.   At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended September 30, 2002, and the components of the December 31, 2001 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	September 30, 2002	December 31, 2001
	(000’s)	(000’s)
Finished goods	$7,406	$7,418
Work in process	8,973	7,975
Raw materials	5,500	4,947
	$21,879	$20,340
Less LIFO reserve	(2,195)	(1,976)
Total at LIFO cost	$19,684	$18,364

Note 3—Line of Credit

The Company has an unsecured Line of Credit arrangement for a short-term debt facility with a financial institution, which expires May 31, 2003.  Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution.  There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At September 30, 2002 there were no borrowings outstanding.

Note 4—Comprehensive Income

The components of comprehensive income for the three months ended September 30, 2002, and 2001 and nine months ended September 30, 2002 and 2001 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands of dollars)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

NET INCOME	$156	$245	$1,417	$1,819

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(43)	(40)	(27)	(50)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVES NET OF APPLICABLE TAXES OF $85,000	—	—	—	127

AMORTIZATION TO INCOME OF CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING RECLASSIFIED TO OTHER NET OF INCOME TAX BENEFIT	(7)	(6)	(20)	(19)

COMPREHENSIVE INCOME	$106	$199	$1,370	$1,877

Note 5—Restricted Stock Plan

On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Minuteman common stock.  The maximum number of shares of Minuteman common stock that shall be available for issuance shall be 150,000.  At September 30, 2002 and December 31, 2001 there were 131,140 shares available to be granted.  At September 30, 2002, 18,860 shares have been granted with a market value of $200,385 on the date of grant (March 30, 2001).  Awards may be issued under the Restricted Stock Plan through December 31, 2009, subject to the vesting periods not to exceed three years.  At the sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that the employee’s employment with Minuteman is terminated (except due to death or total disability) prior to the end of his or her vesting period, the non-vested portion of the award shall be forfeited.  However, in the event of an employee’s death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares issued under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion is amortized as compensation expense on a straight-line basis over the related vesting period.  For the nine months ended September 30, 2002 and 2001, the amounts amortized to compensation expense were $54,000 and $36,000, respectively.

Note 6—Significant Accounting Policies

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No 142).  Under the new rules of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the non-amortization provisions of the Statement resulted in an increase in net income of $144,000 ($.04 per share) for the nine months ended September 30, 2002 and is expected to result in an increase in net income of $190,000 ($.05 per share) for the year ended December 31, 2002.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands of dollars, except per share data)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

REPORTED NET INCOME	$156	$245	$1,417	$1,819

GOODWILL AMORTIZATION	—	48	—	144

ADJUSTED NET INCOME	$156	$293	$1,417	$1,963

BASIC AND DILUTED EARNINGS PER SHARE:

REPORTED NET INCOME	$0.04	$0.07	$0.40	$0.51

GOODWILL AMORTIZATION	—	0.01	—	0.04

ADJUSTED NET INCOME	$0.04	$0.08	$0.40	$0.55

The Company, utilizing an independent third party firm, has completed the initial impairment test as of January 1, 2002 as prescribed by SFAS No. 142, which indicates that impairment of goodwill does not exist as of that date.

Note  7—Commitments and Contingencies

In November, 2001, the Securities Exchange Commission (“SEC”) issued a formal order of investigation to the Company.  The Company has been fully cooperating with the SEC by producing documents and providing testimony from various employees.  In December, 2001 the Company was requested by the Nasdaq Stock Market (“NASDAQ”) to supply information in connection with the Nasdaq’s responsibilities to ensure ongoing compliance of issuers for inclusion on the Nasdaq stock market.  The Company has provided the requested documents and has cooperated fully with the Nasdaq, and its investigation is still ongoing. The Company believes the investigations relate to the recognition of revenue in the results of operation for its interim periods. The Company has submitted an Offer of Settlement to the Securities Exchange Commission for its consideration.

The Company is subject to various proceedings, lawsuits and other claims related to labor, product and other matters.  Included among these lawsuits are product liability claims seeking compensation for property damage, lost profits or other relief, including, in some cases, punitive damages. The Company disputes the plaintiff's claims and intends to defend the lawsuits vigorously. A determination of the amount of reserves required, if any, for each of these contingencies is made after careful analysis by the Company. The reserves may change in the future due to new developments in each matter or changes in approach in resolving these claims. While the Company believes that these contingencies will not have a material adverse effect on the financial condition of the Company, there can be no assurance that they will be resolved in a manner that does not materially adversely affect the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

As described in further detail below, net income for the third quarter ended September 30, 2002 decreased 36.3% to $156,000, or 4 cents per share, down from $245,000 or 7 cents per share in the third quarter of 2001.  This decrease was primarily due to higher marketing expenses in connection with the debut of several products and higher professional fees.  For the nine months ended September 30, 2002, net income was $1,417,000 or 40 cent per share, down from $1,819,000 or 51 cents per share for the nine months of 2001 due to the reasons mentioned below.

Net sales in the third quarter of 2002 decreased .6% to $17,496,000 from $17,593,000 for the same period a year ago. The continuing reduction in orders for the Company’s chemical products and outdoor cleaning equipment offset the increased demand for the Company’s industrial products. For the nine month period in 2002, sales declined 2.7% to $57,591,000 as compared to $59,186,000 for the similar period in 2001.

Gross profit decreased .1% for the third quarter 2002 from the same quarter in 2001.  As a percent of sales gross profit increased to 30.2 percent from 30.0 percent in the third quarter 2002 and 2001 respectively, primarily related to favorable sales mix.  For the nine month period in 2002 gross profit increased .6% from the similar period in 2001.  As a percent of sales gross profit increased to 30.9 percent from 29.9 percent for the nine month period in 2002 and 2001, respectively.

Operating profits for the third quarter in 2002 decreased 12.7% from the same quarter in 2001.  Operating expenses for the third quarter of 2002 increased 2.3% over the third quarter in 2001 due primarily to an increase in professional fees (related to the issues in note 7) and higher marketing expenses in connection with the debut of several new products.  Included in general and administrative expenses in the third quarter 2001 is $79,000 of goodwill amortization expense.

According to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill amortization expense is no longer recorded effective January 1, 2002 (see Note 6 to the financial statements).  This resulted in an increase to net income of $.01 per share for the 2002 third quarter and $.04 per share for the first nine months of 2002.  For the nine months ended September 30, 2002 operating expenses were up 5.9% to $14,622,000 as compared to $13,809,000 for the year earlier period.

Interest expense for the third quarter of 2002 was $522,000 compared to $581,000 for the same quarter in 2001.  Included in the interest expense amount in both years is the change in the fair value of derivative financial instruments, net of amortization of the transition adjustment recorded in other comprehensive income on January 1, 2001, the date of adoption of FASB Statement No. 133 regarding derivative financial instruments.  The adoption of this accounting statement, which requires the Company to adjust its interest rate swap to market value, increased the third quarter’s interest expense by $333,000 in 2002 and increased last year’s third quarter interest charge by $403,000.  The remaining amounts of interest expense incurred related principally to debt obligations during the third quarter of 2002 and 2001 were $189,000 and $178,000 respectively.  The adoption of this accounting statement increased interest expense for the first nine months of 2002 and 2001 by $446,000 and $591,000, respectively.  The remaining amount of interest expense incurred, relating principally to debt obligations for the first nine months of 2002 and 2001, were $506,000 and $546,000, respectively. Total interest expense for the first nine months of 2002 and 2001, were $952,000 and $1,137,000 respectively.

Net income for the third quarter ended September 30, 2002 decreased 36.3% to $156,000, or 4 cents per share, down from $245,000 or 7 cents per share in the third quarter of 2001.  For the nine months ended September 30, 2002, net income was $1,417,000 or 40 cents per share, down from $1,819,000 or 51 cents per share for the nine months of 2001.

Liquidity, Capital Resources and Financial Condition

The Company had working capital of $36.5 million at September 30, 2002 and $35.5 million at December 31, 2001.  This represents a current ratio of 5.2 and 5.4 for these periods, respectively.

Cash, cash equivalents, and short-term investments represented 18.9% and 18.6% of this working capital at September 30, 2002 and December 31, 2001, respectively, which, when not in use, is invested in bank certificates of deposit and Euro dollar certificate investments.

The Company had shareholders’ equity of $40.1 million at September 30, 2002 and $39.6 million at December 31, 2001 which, when compared to total liabilities, represented an equity to liability ratio of 2.2 and 2.3, respectively.

The Company has sufficient capital resources and is in a strong financial position to meet business and liquidity needs as they arise.  The Company  also has an unsecured line of credit available for its use to assist in meeting any unexpected liquidity needs.  The Company foresees no unusual future events that will materially change the aforementioned summarization.

Litigation

The Company is subject to various proceedings, lawsuits and other claims related to labor, product and other matters. Included among these lawsuits are product liability claims seeking compensation for property damage, lost profits or other relief, including, in some cases, punitive damages. The Company disputes the plaintiff's claims and intends to defend the lawsuits vigorously.  A determination of the amount of reserves required, if any, for each of these contingencies is made after careful analysis by the Company. The reserves may change in the future due to new developments in each matter or changes in approach in resolving these claims. While the Company believes that these contingencies will not have a material adverse effect on the financial condition of the Company, there can be no assurance that they will be resolved in a manner that does not materially adversely affect the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Currently these earnings and foreign currency translation adjustments have not been material to the overall financial results of the Company.

The Company has also entered into an interest rate swap agreement to obtain a fixed interest rate on variable rate debt to reduce certain exposures to interest rate fluctuations. In the event that a counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential. The Company manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound. The Company considers the risk of nonperformance to be remote.

Item 4. Controls and Procedures

       (a)    Evaluation and controls and procedures.

Within 90 days prior to the filing of this quarterly report, the Company’s Chief Executive Officer, its Chief Financial Officer and its Chief Accounting and Reporting Director evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company is made known to them by others within the Company, particularly during the period in which this quarterly report was prepared.

       (b)    Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation referred to under the foregoing paragraph.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to vote of security holders during the quarter ended September 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibit Index:

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Securities 1350
99.2	Certification Pursuant to 18 U.S.C. Securities 1350

       (b)    Reports on Form 8-K:

The company filed one report on Form 8-K for the quarter ended September 30, 2002. Information regarding the item reported on is as follows: On August 9, 2002 the Company announced that Richard J. Wood was appointed to the Board of Directors and Audit Committee effective as of July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	November 14, 2002
Gregory J. Rau	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Thomas J. Nolan	November 14, 2002

Thomas J. Nolan

Date

Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)

I, Gregory J. Rau, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Minuteman International, Inc.;

2.                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Gregory J. Rau
Gregory J. Rau
President and Chief Executive Officer

I, Thomas J. Nolan, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Minuteman International, Inc.;

2.                   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas J. Nolan
Thomas J. Nolan
Chief Financial Officer, Secretary and Treasurer