Form 10-K
period 2002-12-31
MINUTEMAN INTERNATIONAL INC
filed 2003-03-25
CIK 810876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-K

☒	ANNUAL REPORT pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file Number  0-15582

Minuteman International, Inc.
(Exact name of registrant as specified in its Articles of Incorporation)

Illinois	36-2262931
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

111 South Rohlwing Road, Addison, Illinois	60101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (630) 627-6900

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐      No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2003 was $7,362,670.

The number of shares outstanding of the registrant’s class of common stock as of March 7, 2003 was 3,574,279.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2002 (the “2002 Annual Report”), are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2003 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year (the “2003 Proxy Statement”), are incorporated by reference into Part III.

MINUTEMAN INTERNATIONAL, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

PART I

Item 1.           Business

General Development of Business

Minuteman International, Inc. an Illinois corporation incorporated in 1951 as American Cleaning Equipment Corporation, manufactures and distributes one of the most complete lines of commercial and industrial vacuums, floor and carpet care, chemical cleaning and coating products and complementary accessories in the United States and Canada.  Its products are exported to more than sixty countries around the world.

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

Multi-Clean, the chemical division of Minuteman International, Inc. formulates, manufactures and distributes chemical cleaning and floor coating products including multi-surface cleaners and degreasers, finishes and waxes, carpet care products, concrete and wood coatings and finishes, plus a full array of specialized chemicals.

Parker Sweeper Company, acquired in 1992, manufactures a full line of litter vacuums as well as an extensive array of lawn and turf debris handling equipment.  Effective December 30, 1994, Parker Sweeper Company, formerly a wholly-owned subsidiary, was merged into the Company and operates as a division.

Marketing and Distribution

The Company markets and distributes its products throughout the world.  The distribution process in the United States is primarily through the more than 450 active dealers and its two sales branches.  The Company distributes its products in Canada through Minuteman Canada, Inc. and in Europe through Minuteman European, B.V., both of which are wholly owned subsidiaries.  The Company sells its products to Hako-Werke subsidiaries in Japan, Australia and certain European countries.  Export of other products is conducted through the headquarter office in Addison, Illinois. Sales to affiliated and unaffiliated customers in foreign countries aggregated to $14,064,000 $15,918,000, $18,078,000 in 2002, 2001 and 2000, respectively.

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

Patents and Trademarks

Currently, the Company has 21 United States and 10 international patents.  Although the Company generally seeks to obtain patents where appropriate, it does not consider the successful conduct of its business in general to be dependent on any of its patents or patent applications.

Minuteman International, Inc. is owner of the United States and Canadian registrations for the Multi-Clean and Parker Sweeper trade names.  The Minuteman trademark is registered in the United States and Canada.  The Parker trademark is registered in the United States and Canada.

Working Capital

The Company had working capital of $35.5 million at December 31, 2002. Cash, cash equivalents and short-term investments represented 17.5% of the working capital which when not in use, is invested in bank certificates of deposit and Eurodollar certificate investments.

Backlog

The Company’s backlog of orders was approximately $3.0 million at December 31, 2002 and 2001.  The Company anticipates that substantially all of the 2002 backlog will be delivered during 2003.  In the opinion of Management, fluctuations in the amount of its backlog are not necessarily indicative of intermediate or long-term trends in the Company’s business.

Research and Development

The Company expended approximately $1,512,000, $1,587,000, and $1,459,000 on research and development activities during 2002, 2001 and 2000, respectively.

Employees

The Company has approximately 400 full time employees.  The facilities in Addison, Illinois and Shoreview, Minnesota, have approximately 90 hourly paid employees who are covered by local collective bargaining agreements.  These agreements expire in May, 2003 and October, 2003, respectively.  The Company believes that the current employee relations are excellent.  The Company may hire additional employees during 2003 as are justified by the needs of the business.

Environmental Matters

The Company’s operations are subject to various federal, state and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components.  The Company believes that it is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection are not expected to be material in amount for 2003 or thereafter.

Forward-Looking Statements

SAFE HARBOR STATEMENT. This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.  Statements that are not historical are forward-looking and reflect expectations about the Company’s future performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s  worldwide web site, or otherwise, in the future by the Company or on our behalf. The Company has tried to identify such statements by using words such as

“expect”, “foresee”, “looking ahead”, “anticipate”, “estimate”, “believe”, “should”, “intend”, and similar expressions to identify forward-looking statements.

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual future results may differ materially from those discussed in forward looking statements. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to the Company. The following are some of the factors that could cause the Company’s financial condition to differ materially from what the Company has anticipated in forward-looking statements: the effectiveness of operating and technology initiatives and advertising and promotional efforts, as well as changes in: global and local business and economic conditions; currency exchange and  interest rates; labor and other operating costs; political or economic instability in local markets; disruptions from outbreak of hostilities, war or terrorists’ attacks; competition; customer preferences; effects of unanticipated materially adverse litigation or product claims; unexpected product failures or non acceptance of new products by the market; legislation and governmental regulation; and accounting policies and practices. The foregoing list of important factors is not exclusive.

Item 2.       Properties

The Company owns or leases the following properties in its operations:

Location	Size (sq. ft.)		Use	Owned or Leased

Aberdeen, NC	135,000	(Bldg.)	Office, manufacturing,	Leased
			Warehouse, sales, service

Addison, IL	112,230	(Bldg.)	Office, manufacturing,
	254,300	(Land)	Warehouse, sales, service	Owned

Villa Park, IL	18,000	(Bldg.)	Warehouse, sales, service	Leased

Taylor, MI	8,000	(Bldg.)	Warehouse, sales, service	Leased

Hampshire, IL	100,000	(Bldg.)	Manufacturing, warehouse
	871,200	(Land)		Owned

Shoreview, MN	34,952	(Bldg.)	Office, manufacturing,
	133,830	(Land)	Warehouse, sales, service	Owned

Nieuw-Vennep,	9,957	(Bldg.)	Warehouse, sales, service	Leased
The Netherlands (1)

Mississauga,	18,486	(Bldg.)	Warehouse, sales, service	Leased
Ontario, Canada

Approximately 90% of the Company’s Addison, Illinois facility, 95% of the Company’s Hampshire, Illinois facility and 85% of the Company’s Aberdeen, North Carolina and Shoreview, Minnesota facilities are devoted to manufacturing.

(1) In September 2002, the Company entered into a lease for an Amsterdam, Netherlands 16,469 square foot warehouse, sales and service facility, the lease term expires November 14, 2007.  After build-out is completed, approximately April 2003, the Company will begin to make lease payments and occupy the Amsterdam facility. Until that time, the Company is on a month to month lease for the Nieuw-Vennep, Netherlands facility.

The Villa Park, Illinois lease term expires December 31, 2003. The Taylor, Michigan lease term expires December 31, 2003.  The Mississauga, Ontario lease term expires on November 30, 2007.  The Aberdeen, North Carolina lease term expires May 23, 2005.  The Company believes that failure to obtain the renewal of any lease would not have a material adverse effect on its business.

Item 3.           Legal Proceedings

In November, 2001, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation to the Company. The Company has been fully cooperating with the SEC by producing documents and providing testimony from various employees.  In December, 2001, the Company was requested by the NASDAQ Stock Market (“NASDAQ”) to supply information in connection with NASDAQ’s responsibilities to ensure ongoing compliance of issuers with the requirements for inclusion on the NASDAQ.  The Company has provided the requested documents and has cooperated fully with NASDAQ.  The Company believes that the investigations relate to the recognition of revenue in the results of operations for its interim periods. The Company has submitted an Offer of Settlement to the Securities and Exchange Commission for its consideration. The Company is in discussion with the Securities and Exchange Commission with regards to the offer of settlement. The Company is not able to predict the outcome of the investigations or assess their ultimate impact on the Company.

The Company is a party to various legal proceedings arising in the ordinary course of its business.  The outcome of these matters will not, in the opinion of Management, have a material adverse effect on the business or financial condition of the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2002, the Company did not submit any matter to a vote of shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters

Common stock market prices and dividends on page 23 of the 2002 Annual Report are incorporated herein by reference.

Item 6.           Selected Financial Data

The Selected Consolidated Financial Data on page 24 of the 2002 Annual Report is incorporated herein by reference.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 through 14 of the 2002 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Market Risk” on page 14 of the 2002 Annual Report is incorporated herein by reference (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Item 8.           Financial Statements and Supplementary Data

The Report of Independent Auditors and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included on pages 15 through 24 of the 2002 Annual Report are incorporated herein by reference.

Quarterly Results of Operations on page 23 of the 2002 Annual Report is incorporated herein by reference.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required to be set forth herein is contained under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2003 Proxy Statement, with respect to directors and executive officers of the Company and is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information required to be set forth herein is under “Election of Directors—Executive Management Compensation” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be set forth herein is contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement and is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

The information required to be set forth herein is contained under “Board of Director Interlocks, Insider Participation and Related Transactions” in the 2003 Proxy Statement and is incorporated herein by reference in response to this item.

Item 14.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this annual report, the Company’s Chief Executive Officer, its Chief Financial Officer and its Chief Accounting Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act). Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company is made know to them by others within the Company, particularly during the period in which this annual report was prepared.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation referred to under the foregoing paragraph.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

The Report of Independent Auditors, the financial statements and the financial statement schedule listed in the accompanying index to financial statements are filed herewith.

(a) (3) and (c) Exhibits

The Exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the financial statement schedules and immediately precedes the exhibits filed.

(b)                                 Reports on Form 8-K:

The Company filed one report on Form 8-K for the quarter ended December 31, 2002. Information regarding the items reported on is as follows: On November 14, 2002 the Company issued a press release announcing quarterly results of operations, a quarterly dividend and a new board member.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

Minuteman International, Inc.

By:	/s/ Gregory J. Rau
Gregory J. Rau, President and Chief Executive Officer

By:	/s/ Thomas J. Nolan
Thomas J. Nolan, Chief Financial Officer, Secretary and Treasurer

By:	/s/ James A. Berg
James A. Berg, Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2003.

Signature	Title

/s/ Gregory J. Rau
Gregory J. Rau	President, Chief Executive Officer and Director

/s/ Eckart Kottkamp
Eckart Kottkamp	Director

/s/ Roger B. Parsons
Roger B. Parsons	Director

/s/ Frank R. Reynolds
Frank R. Reynolds	Director

/s/ James C. Schrader, Jr.
James C. Schrader, Jr.	Director

/s/ Richard J. Wood
Richard J. Wood	Director

/s/ Thomas J. Nolan
Thomas J. Nolan	Chief Financial Officer, Secretary, Treasurer and Director

I, Gregory J. Rau, certify that:

1.                    I have reviewed this annual report on Form 10-K of Minuteman International, Inc.;

2.                  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any  fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Gregory J. Rau
Gregory J. Rau President and Chief Executive Officer

I, Thomas J. Nolan, certify that:

1.                    I have reviewed this annual report on Form 10-K of Minuteman International, Inc.;

2.                  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any  fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Thomas J. Nolan
Thomas J. Nolan Chief Financial Officer, Secretary and Treasurer

I, James A. Berg, certify that:

1.                    I have reviewed this annual report on Form 10-K of Minuteman International, Inc.;

2.                  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ James A. Berg
James A. Berg Chief Accounting Officer

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Minuteman International, Inc.

We have audited the accompanying consolidated balance sheets of Minuteman International, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minuteman International, Inc. and subsidiaries at December 31, 2002 and 2001 and consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note C to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill. As discussed in Note B to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

/s/ Ernst & Young LLP
Chicago, Illinois
February 12, 2003

ITEM 15(a) (1) AND (2)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

December 31, 2002

The following consolidated financial statements of Minuteman International, Inc. and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

Consolidated Balance Sheets -December 31, 2002 and 2001

Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity -Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows -Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of Minuteman International, Inc. and subsidiaries is included in Item 15(a) (2):

Schedule               II —                               Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year Ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$720,000	$370,000	$103,000	(1)	$987,000
Reserve for obsolete inventory	1,122,000	(111,000)	—		1,011,000

Year Ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	562,000	379,000	221,000	(1)	720,000
Reserve for obsolete inventory	1,120,000	43,000	41,000	(2)	1,122,000

Year Ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	469,000	227,000	134,000	(1)	1562,000
Reserve for obsolete inventory	1,225,000	(2,000)	103,000	(2)	1,120,000

(1) — Uncollectible accounts written off, net of recoveries.

(2) — Inventory disposals.

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

10(d)*	Employment Agreement dated as of July 13, 2001, between the Company and Gregory J. Rau is incorporated herein by reference to Exhibit A on Form 10-Q for the quarter ended June 30, 2001.

10(e)*	Minuteman International, Inc. 2000 Restricted Stock Plan as previously filed as Exhibit 4.1 on Form S-8, No. 333-36324 on May 4, 2000 is incorporated herein by reference.

13	Portions of the 2002 Annual Report are incorporated herein by reference in Part II of this Form 10-K.

21	Subsidiaries of the Registrant (included herein)

23	Consent of Ernst & Young LLP (included herein)

99.1	Certification Pursuant to 18 U.S.C. Securities 1350 (included herein)

99.2	Certification Pursuant to 18 U.S.C. Securities 1350 (included herein)

99.3	Certification Pursuant to 18 U.S.C. Securities 1350 (included herein)

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a) (3) of Form 10-K.

Minuteman International, Inc. will furnish any of the aforementioned exhibits indicated above to requesting security holders upon written request.