Form 10-Q
period 2003-03-31
MINUTEMAN INTERNATIONAL INC
filed 2003-05-09
CIK 810876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares of common stock, no par value, of the registrant outstanding as of April  30, 2003 was 3,574,279.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCAL STATEMENTS

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2003	Audited December 31, 2002
ASSETS
Current Assets:
Cash & cash equivalents	$780,000	$1,307,000
Short-term investments	2,800,000	4,900,000
Accounts receivable, less allowances of $1,116,000 in 2003 and $987,000 in 2002	17,621,000	15,165,000
Due from affiliates	128,000	291,000
Inventories	21,450,000	18,856,000
Prepaid expenses	618,000	467,000
Refundable income taxes	176,000	456,000
Deferred income taxes	672,000	672,000
Total current assets	44,245,000	42,114,000

Property, plant and equipment, at cost	24,821,000	24,716,000
Accumulated depreciation	(17,236,000)	(16,831,000)
Net property, plant and equipment	7,585,000	7,885,000

Intangible Assets, net of amortization of $1,066,000 in 2003 and 2002	5,201,000	5,201,000
Total assets	$57,031,000	$55,200,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,500,000	$1,500,000
Accounts payable	3,393,000	2,037,000
Accrued expenses	3,305,000	3,107,000
Total current liabilities	8,198,000	6,644,000

Long-term debt, less current maturities	7,500,000	7,500,000
Derivative financial instrument	747,000	684,000
Deferred income taxes	256,000	256,000
Total liabilities	16,701,000	15,084,000
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 3,574,279 shares issued and outstanding at March 31, 2003 and December 31, 2002	6,596,000	6,596,000
Retained earnings	34,019,000	33,868,000
Unearned restricted stock	(65,000)	(83,000)
Accumulated other comprehensive loss	(220,000)	(265,000)
Total shareholders’ equity	40,330,000	40,116,000
Total liabilities and shareholders’ equity	$57,031,000	$55,200,000

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Net sales	$18,634,000	$19,261,000

Cost of sales	13,080,000	13,692,000

Gross profit	5,554,000	5,569,000

Operating Expenses:
Selling	3,451,000	3,402,000
General and administrative	1,131,000	1,157,000

Total operating expenses	4,582,000	4,559,000

Income From Operations	972,000	1,010,000

Other income (expense):
Interest income	7,000	25,000
Interest expense	(199,000)	(45,000)
Other, net	(2,000)	9,000

Total other expense	(194,000)	(11,000)

Income before income taxes	778,000	999,000

Provision for income taxes	305,000	390,000

Net income	$473,000	$609,000

Weighted average number of common shares outstanding
• Basic	3,580,437	3,574,149

• Diluted	3,587,245	3,587,245

Net income per common share - basic and diluted	$0.13	$0.17

Dividends per share of common stock	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
OPERATING ACTIVITIES
Net income	$473,000	$609,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	398,000	423,000
Compensation earned under restricted stock plan	18,000	18,000
Deferred income taxes	—	(5,000)
Derivative financial instrument	63,000	(105,000)
Other	(7,000)	(6,000)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(2,293,000)	(2,071,000)
Inventories	(2,594,000)	(34,000)
Prepaid expenses and refundable income taxes	129,000	(32,000)
Accounts payable, accrued expenses and income taxes payable	1,554,000	1,127,000

Net cash used in operating activities	(2,259,000)	(76,000)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(98,000)	(116,000)
Maturities of short-term investments	2,100,000	900,000

Net cash provided by investing activities	2,002,000	784,000

FINANCING ACTIVITIES
Dividends paid	(322,000)	(322,000)

Net cash used in financing activities	(322,000)	(322,000)

Effect of foreign exchange rate changes	52,000	(2,000)

Increase (decrease) in cash and cash equivalents	(527,000)	384,000

Cash and cash equivalents at beginning of period	1,307,000	416,000

Cash and cash equivalents at end of period	$780,000	$800,000

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

The Consolidated Balance Sheets as of March 31, 2003 and the Consolidated Statements of Income and Cash Flows for the period ended March 31, 2003 in the opinion of the Company, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in Financial Statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the Financial Statements and the Notes thereto, included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2002.  The results of operations for fiscal 2003 interim periods are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

Note 2—Inventories

It is the Company’s policy to take an annual physical inventory, in conjunction with the preparation of the Annual Financial Statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended March 31, 2003, and the components of the December 31, 2002 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	March 31, 2003	December 31, 2002
Finished goods	$6,283,000	$6,227,000
Work in process	11,698,000	9,306,000
Raw materials	5,694,000	5,442,000
	23,675,000	20,975,000
Less LIFO reserve	(2,225,000)	(2,119,000)
Total at LIFO cost	$21,450,000	$18,856,000

Note 3—Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.  The computation of the diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Note 4—Line of Credit

The Company has an unsecured Line of Credit arrangement for a short-term debt facility with a financial institution, which expires May 31, 2003.  Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution.  There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At March 31, 2003 there were no borrowings outstanding.

Note 5—Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective and designated as hedges, are recorded in other comprehensive income net of tax. Changes in fair values of derivatives not qualifying as hedges are reported as interest expense. The fair market value of the interest rate swap at March 31, 2003 and December 31, 2002 is classified as a non-current liability on the condensed consolidated balance sheets.

In the first quarter of 2003, the Company recorded the change in the fair market value of its swap as interest expense. The pretax effect of adjusting the swap to market was $52,000.  After a net tax benefit of $20,000, the resulting charge to net income was $32,000.

Note 6—Comprehensive Income (Loss)

The components of comprehensive income are as follows:

	Three Months Ended
	March 31, 2003	March 31, 2002
Net income	$473,000	$609,000

Foreign currency translation adjustments	52,000	(2,000)

Amortization to income of cumulative effect of change in accounting for derivatives net of income tax benefit of $4,000	(7,000)	(6,000)

Comprehensive income	$518,000	$601,000

Note 7—Restricted Stock Plan

On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Minuteman common stock. The maximum number of shares of Minuteman common stock available for issuance is 150,000 shares.  At March 31, 2003 and 2002 there were 131,140 shares available to be granted.  As of March 31, 2003 and 2002, 18,860 shares have been granted.  Stock is issued under the Restricted Stock Plan through December 31, 2009, subject to the vesting periods not to exceed three years.  At the sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that an employee is terminated (except due to death or total disability) prior to the end of the vesting period, the non-vested portion of the award will be forfeited.  However, in the event of an employee’s death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares granted under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion is amortized as compensation expense ($18,000 in the first quarter of 2003 and 2002) on a straight-line basis over the related vesting period. At March 31, 2003, 5,894 shares were issued as they were fully vested.

Note 8—Commitments and Contingencies

Legal Matters

In the summer of 2001, the United States Securities and Exchange Commission (the “SEC”) commenced an informal investigation of the Company and on November 13, 2001 issued a formal order of investigation.  The Company has been cooperating with the SEC and has produced documents requested by the SEC.  In addition, testimony of officers and employees requested by the SEC has been provided.

In December 2001, the Company was requested by The NASDAQ Stock Market (“NASDAQ”) to supply information in connection with NASDAQ’s responsibilities to ensure ongoing compliance of issuers with the requirements for inclusion on The NASDAQ Stock Market.  The Company has provided the requested documents and is cooperating with the NASDAQ.

The Company believes that the investigations by the SEC and by NASDAQ are related to the recognition of revenue in the Company’s results of operations for its interim periods.  Based on the Company’s review of the timing of the recording of certain sales transactions, which were not consistent with the Company’s revenue recognition policy, it was necessary to restate interim results and the Company restated its financial statements for the interim periods ended March 31, June 30 and September 30 in each of 1999 and 2000 and for March 31, 2001. Amended Form 10-Qs and amended Form 10-Ks reflecting the restatements for the interim periods were filed with the SEC in 2001. In November 2002, the Company submitted an Offer of Settlement to the Securities and Exchange Commission for its consideration. The Company is in discussion with the Securities and Exchange Commission with regards to the Offer of Settlement.

The Company is not able to predict the outcome of the investigations or to assess their ultimate impact on the Company.

The Company is subject to various proceedings, lawsuits and other claims related to labor, product and other matters.  Included among these lawsuits are product liability claims seeking compensation for property damage, lost profits or other relief, including, in some cases, punitive damages. The Company disputes the plaintiff’s claims and intends to defend the lawsuits vigorously. A determination of the amount of reserves required, if any, for each of these contingencies is made after careful analysis by the Company. The reserves may change in the future due to new developments in each matter or changes in approach in resolving these claims. While the Company believes that these contingencies will not have a material adverse effect on the financial condition of the Company, there can be no assurance that they will be resolved in a manner that does not materially adversely affect the Company.

Note 9—Guarantees

Performance Guarantees

The Company is party to financing agreements between leasing companies and distributors.  The agreements contain repurchase provisions, whereby the Company will, upon default of the customer, repurchase the equipment from the leasing companies. The terms of the guarantees are related to the standard equipment lease terms. The maximum potential amount of future payments the Company could be required to make under these guarantees at March 31, 2003 is $40,000.

The Company issued a letter of credit during the normal course of business, as required by a customer contract. The letter of credit expires on May 1, 2003, but will be automatically extended for additional consecutive one-year terms if it is not cancelled.  The maximum potential amount of future payments the Company could be required to make under this guarantee at March  31, 2003 is $50,000.

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty liability is affected by product failure rates, material usage and costs incurred in correcting a product failure. Should actual product failure rates, material usage or costs differ from the Company’s estimates, revisions to the estimated warranty liability may be required.

Changes in the Company’s warranty liability during the period was as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions (2)	Balance at End of Period
For the three months ended March 31, 2003
Accrued warranties	$817,000	$107,000	$137,000	$787,000

(1) — Provision for warranty liability.

(2) — Warranty claims processed.

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

Accounting Policies and Critical Accounting Estimates

The Company believes the following are the actual accounting policies that affect its more significant judgments and estimates used in the preparation of consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is reasonably assured.  Generally, these criteria are met at the time product is shipped.  Provision is made at the time the related revenue is recognized for discounts and allowances, estimated cost of product warranties, bad debts and rebates.

Accounts Receivable

The Company performs ongoing credit evaluations of its customer base and maintains allowances for doubtful accounts related to estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

The Company is required to state its inventories at lower of cost or market.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized.  The Company’s warranty obligation is affected by product failure rates, material usage and costs incurred in correcting a product failure.  Should actual product failure rates, material usage or costs differ from the Company’s estimates, revisions to the estimated warranty liability may be required.

Income Taxes

The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments.  Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income.  Judgments regarding future profitability may change due to future market conditions and other factors.  These changes, if any, may require possible material adjustments to these deferred tax asset balances.

Intangible Assets

Intangible assets were primarily recorded as the result of the November 1998 PowerBoss acquisition.  The Company has concluded that these assets are not impaired at December 31, 2002 in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

The determination of whether these assets are impaired involves significant judgments.  Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

Inflation

Although the Company cannot accurately determine the precise effect of inflation on operations, the Company does not believe inflation has had a material effect on sales or results of operations.

Forward-Looking Statements

SAFE HARBOR STATEMENT. This Quarterly Report contains not only historical information, but also forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.  Statements that are not historical are forward-looking and reflect expectations about the Company’s future performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s  worldwide web site, or otherwise, in the future by the Company or on our behalf. The Company has tried to identify such statements by using words such as “expect”, “foresee”, “looking ahead”, “anticipate”, “estimate”, “believe”, “should”, “intend”, and similar expressions to identify forward-looking statements.

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

Results of Operations

Net Sales and Earnings

Net sales were $18,634,000 in the first quarter of 2003, compared to $19,261,000 in the first quarter of 2002 a decrease of $627,000 or 3.3%. The decline in net sales was partially attributed to revenues from one-time U.S. Postal Service orders for biohazard vacuums in the first quarter of 2002 that were not repeated in the first quarter of 2003. Reduced demand from the Company’s domestic dealer business was offset in part by improved demand from international customers. International sales for the first quarter 2003 were $4,411,000, an increase of 17.1% over the first quarter of 2002. The Company’s chemical sales were up 2.1% over the first quarter 2002, showing a modest increase across product lines. Sales of the Company’s industrial product line increased slightly in the first quarter 2003 compared with the same period in the prior year. Gross profit decreased 0.3% in the first quarter of 2003 from the comparable prior year period due to the decline in sales. In the first three months of 2003 gross profit as a percent of net sales was 29.8%, up from 28.9% in the prior year’s first three months. The increase was due to a favorable product mix from commercial, industrial and chemical customers. Net income for the first quarter of 2003 was $473,000 or $0.13 per common share, a decrease of 22.3% from the prior year’s first quarter.

Operating Expenses

Selling expenses in the first quarter of 2003 were $3,451,000 an increase of 1.5% from first quarter of 2002. Higher health insurance costs, bad debt expense and auto lease costs contributed to the increase in selling expenses quarter over quarter. General and administrative expenses in the first quarter of 2003 decreased 2.2% compared to the first quarter of 2002. Higher payroll and health insurance costs were offset by a decrease in professional fees.

Other Income/Expense

In the first quarter of 2003 interest income was $7,000 compared to $25,000 in the first quarter of 2002. The decrease was a result of declining interest rates and a decrease in the short-term investment balance.

The Company incurred interest expense, related principally to debt obligations, of $199,000 and $45,000 for the quarter ended March 31, 2003 and 2002 respectively.  Included in the interest expense for 2003 is $52,000 of expense related to the change in the fair market value of the derivative financial instrument. Included in 2002 interest expense is a reduction of $116,000 related to the change in fair market value of the derivative financial instrument.

Income Taxes

The effective income tax rate was approximately 39.0% for the first quarter of 2003 and 2002

Liquidity, Capital Resources and Financial Condition

The Company had working capital of $36.0 million and $35.5 million at March 31, 2003 and December 31, 2002, respectively. This represented a current ratio of 5.4 for the first quarter of 2003 and 6.3 at December 31, 2002.

Cash, cash equivalents and short-term investments represented 9.9% and 17.5% of this working capital at March 31, 2003 and December 31, 2002, respectively.  The decrease in  the first three months of 2003 from December 31, 2002, was due primarily to purchases of  inventory .

At March 31, 2003, and December 31, 2002 the Company had shareholders’ equity of $40.3 million and $40.1 million, respectively, which when compared to total liabilities represented an equity to liability ratio of 2.4 and 2.7, respectively.

During the first quarter of 2003 and 2002, the Company used $2.3 million and $0.1 million, respectively in cash flows from operating activities, which represents the Company’s principal source of cash. Cash used in operating activities resulted primarily from the changes in operating working capital.

Cash provided by investing activities was $2.0 million in the first quarter of 2003, an increase of $1.2 million from the comparable period in 2002. Capital expenditures remained relatively constant quarter over quarter. The improvement was primarily related to an increase in maturities of short-term investments in the first three months of 2003 compared to the first three months of 2002.

Cash used in financing activities was $0.3 million in the first quarter of 2003 and 2002. Financing activities consisted of dividend payments.

The Company has sufficient capital resources and is in a strong financial position to meet business and liquidity needs as they arise.  The Company has an unsecured line of credit arrangement for a short-term debt facility with a financial institution, which expires May 31, 2003. Under the terms of this facility the

Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At March 31, 2003 there were no borrowings outstanding. The Company foresees no unusual future events that will materially change the aforementioned summarization

Legal Matters

The Company is subject to various proceedings, lawsuits and other claims related to labor, product and other matters.  Included among these lawsuits are product liability claims seeking compensation for property damage, lost profits or other relief, including, in some cases, punitive damages. The Company disputes the plaintiff’s claims and intends to defend the lawsuits vigorously. A determination of the amount of reserves required, if any, for each of these contingencies is made after careful analysis by the Company. The reserves may change in the future due to new developments in each matter or changes in approach in resolving these claims. While the Company believes that these contingencies will not have a material adverse effect on the financial condition of the Company, there can be no assurance that they will be resolved in a manner that does not materially adversely affect the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Currently these earnings and foreign currency translation adjustments have not been material to the overall financial results of the Company.

The Company has also entered into an interest rate swap agreement to obtain a fixed interest rate on variable rate debt to reduce certain exposures to interest rate fluctuations. In the event that a counterparty fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential. The Company manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound. The Company considers the risk of nonperformance to be remote.

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

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit Index:

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Securities 1350
99.2	Certification Pursuant to 18 U.S.C. Securities 1350
99.3	Certification Pursuant to 18 U.S.C. Securities 1350

(b)   Reports on Form 8-K:

The Company filed a report on Form 8-K on January 8, 2003 pursuant to Item 5, “Other Events” announcing that Frederick W. Hohage resigned from the Board of Directors of the Company effective December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	May 9, 2003
Gregory J. Rau	Date
President, Chief Executive Officer and Director

/s/ Thomas J. Nolan	May 9, 2003

Thomas J. Nolan

Date

Chief Financial Officer, Secretary, Treasurer and Director

/s/ James A. Berg	May 9, 2003

James A. Berg

Date

Chief Accounting Officer

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

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ James a. Berg
James A. Berg
Chief Accounting Officer