Form 10-Q
period 2003-06-30
MINUTEMAN INTERNATIONAL INC
filed 2003-08-12
CIK 810876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the  Exchange Act). Yes ☐    No ☒

The number of shares of common stock, no par value, of the registrant outstanding as of July 31, 2003 was 3,574,279.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2003	Audited December 31, 2002
ASSETS
Current assets:
Cash & cash equivalents	$825,000	$1,307,000
Short-term investments	1,300,000	4,900,000
Accounts receivable, less allowances of $1,269,000 in 2003 and $987,000 in 2002	20,422,000	15,165,000
Due from affiliates	80,000	291,000
Inventories	19,983,000	18,856,000
Prepaid expenses	491,000	467,000
Refundable income taxes	—	456,000
Deferred income taxes	781,000	672,000
Total current assets	43,882,000	42,114,000

Property, plant and equipment, at cost	24,998,000	24,716,000
Accumulated depreciation	(17,582,000)	(16,831,000)
Net property, plant and equipment	7,416,000	7,885,000

Intangible assets, net of amortization of $1,066,000 in 2003 and 2002	5,201,000	5,201,000
Total assets	$56,499,000	$55,200,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,500,000	$1,500,000
Accounts payable	2,714,000	2,037,000
Accrued expenses	3,503,000	3,107,000
Income taxes	234,000	—
Total current liabilities	7,951,000	6,644,000

Long-term debt, less current maturities	6,750,000	7,500,000
Derivative financial instrument	642,000	684,000
Deferred income taxes	411,000	256,000
Total liabilities	15,754,000	15,084,000
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 3,574,279 shares issued and outstanding at June 30, 2003 and December 31, 2002	6,596,000	6,596,000
Retained earnings	34,351,000	33,868,000
Unearned restricted stock	(47,000)	(83,000)
Accumulated other comprehensive loss	(155,000)	(265,000)
Total shareholders’ equity	40,745,000	40,116,000
Total liabilities and shareholders’ equity	$56,499,000	$55,200,000

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$19,258,000	$19,918,000	$37,892,000	$39,179,000

Cost of sales	13,382,000	13,872,000	26,462,000	27,564,000

Gross profit	5,876,000	6,046,000	11,430,000	11,615,000

Operating expenses:
Selling	3,527,000	3,433,000	6,979,000	6,835,000
General and administrative	1,216,000	1,184,000	2,347,000	2,341,000

Total operating expenses	4,743,000	4,617,000	9,326,000	9,176,000

Income from operations	1,133,000	1,429,000	2,104,000	2,439,000

Other income (expense):
Interest income	2,000	15,000	9,000	40,000
Interest expense	(24,000)	(385,000)	(223,000)	(430,000)
Other, net	(9,000)	9,000	(10,000)	18,000

Total other expense	(31,000)	(361,000)	(224,000)	(372,000)

Income before income taxes	1,102,000	1,068,000	1,880,000	2,067,000

Provision for income taxes	448,000	416,000	753,000	806,000

Net income	$654,000	$652,000	$1,127,000	$1,261,000

Weighted average number of common shares outstanding
• Basic	3,582,009	3,575,721	3,581,227	3,574,939

• Diluted	3,587,245	3,587,245	3,587,245	3,587,245

Net income per common share - basic and diluted	$0.18	$0.18	$0.31	$0.35

Dividends per share of common stock	$0.09	$0.09	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
OPERATING ACTIVITIES
Net income	$1,127,000	$1,261,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	751,000	850,000
Compensation earned under restricted stock plan	36,000	36,000
Deferred income taxes	46,000	(9,000)
Derivative financial instrument	(42,000)	134,000
Other	(13,000)	(12,000)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(5,046,000)	(1,794,000)
Inventories	(1,127,000)	(59,000)
Prepaid expenses and refundable income taxes	432,000	(61,000)
Accounts payable, accrued expenses and income taxes payable	1,307,000	972,000

Net cash (used in) provided by operating activities	(2,529,000)	1,318,000

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(282,000)	(302,000)
Maturities of short-term investments	3,600,000	900,000

Net cash provided by investing activities	3,318,000	598,000

FINANCING ACTIVITIES
Dividends paid	(644,000)	(643,000)
Payment of current maturity of long-term debt	(750,000)	(750,000)

Net cash used in financing activities	(1,394,000)	(1,393,000)

Effect of foreign exchange rate changes	123,000	16,000

(Decrease) increase in cash and cash equivalents	(482,000)	539,000

Cash and cash equivalents at beginning of period	1,307,000	416,000

Cash and cash equivalents at end of period	$825,000	$955,000

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

The Consolidated Balance Sheet as of June 30, 2003 and the Consolidated Statements of Income and Cash Flows for the three and six months ended June 30, 2003 in the opinion of the Company, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2002.  The results of operations for fiscal 2003 interim periods are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2003.

Note 2—Inventories

It is the Company’s policy to take an annual physical inventory, in conjunction with the preparation of the annual financial statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended June 30, 2003, and the components of the December 31, 2002 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	June 30, 2003	December 31, 2002
Finished goods	$6,402,000	$6,227,000
Work in process	10,836,000	9,306,000
Raw materials	4,751,000	5,442,000
	21,989,000	20,975,000
Less LIFO reserve	(2,006,000)	(2,119,000)
Total at LIFO cost	$19,983,000	$18,856,000

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

Note 4—Line of Credit

The Company has an unsecured line of credit with a financial institution, which expires May 31, 2004.  Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution.  There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At June 30, 2003 there were no borrowings outstanding.

Note 5—Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective and designated as hedges, are recorded in other comprehensive income net of tax. Changes in fair values of derivatives not qualifying as hedges are reported as interest expense. The fair market value of the interest rate swap at June 30, 2003 and December 31, 2002 is classified as a non-current liability on the condensed consolidated balance sheets.

In the second quarter of 2003, the Company recorded the change in the fair market value of its interest rate swap as interest expense. The pretax effect of adjusting the interest rate swap to market in the second quarter of 2003 was a reduction to expense of $116,000.

Note 6—Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income	$654,000	$652,000	$1,127,000	$1,261,000

Foreign currency translation adjustments	71,000	18,000	123,000	16,000

Amortization to income of cumulative effect of change in accounting for derivatives net of income tax benefit of $4,000	(8,000)	(7,000)	(13,000)	(13,000)

Comprehensive income	$717,000	$663,000	$1,237,000	$1,264,000

Note 7—Restricted Stock Plan

On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Company common stock. The maximum number of shares of Company common stock available for issuance is 150,000 shares.  At June 30, 2003 and 2002 there were 131,140 shares available to be granted.  As of June 30, 2003 and 2002, awards with respect to 18,860 shares have been granted.

On May 1, 2003 the shareholders approved an amendment to the Restricted Stock Plan changing the vesting period for any future award to a period not to exceed two years.  At the sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that an employee is terminated (except due to retirement, death or total disability) prior to the end of the vesting period, the non-vested portion of the award will be forfeited.  However, in the event of an employee’s retirement, death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares granted under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion is amortized as compensation expense ($36,000 in the first six months of 2003 and 2002) on a straight-line basis over the related vesting period. At June 30, 2003, 5,894 shares were issued as they were fully vested.

Note 8—Commitments and Contingencies

Legal Matters

In May 2003, the Company entered into an Offer of Settlement without admitting or denying the United States Securities and Exchange Commission (the “SEC”) findings related to the November 2001 formal order of investigation.  The settlement resulted in the issuance by the SEC of an administrative order that the Company cease and desist from committing or causing violations of certain of the antifraud, books and records, internal controls and reporting provisions of the federal securities laws.

The SEC order requires the Company to comply with undertakings to employ a Chief Accounting Officer for five years, implement written internal procedures concerning quarterly sales, and hire an additional auditing firm to conduct quarterly internal audits and reviews of internal controls for quarterly sales for two years.  In addition, the Company is required to adopt and implement written internal procedures to review documentation from quarterly sales recorded to ensure revenue is recognized in accordance with generally accepted accounting principles.

In related proceedings, the SEC also entered cease and desist orders against Gregory J. Rau, Thomas J. Nolan and David L. Markison, the President, the Chief Financial Officer and Treasurer and the Controller, respectively, of the Company from committing or causing any violations of certain provisions of the federal securities laws.

The Company is subject to various proceedings, lawsuits and other claims related to labor, product and other matters.  Included among these lawsuits are product liability claims seeking compensation for property damage, lost profits or other relief, including, in some cases, punitive damages. The Company disputes these claims and intends to defend the lawsuits vigorously. A determination of the amount of reserves required, if any, for each of these contingencies is made after careful analysis by the Company. The reserves may change in the future due to new developments in each matter or changes in approach in resolving these claims. While the Company believes that these contingencies will not have a material adverse effect on the financial condition of the Company, there can be no assurance that they will be resolved in a manner that does not materially adversely affect the Company.

Note 9—Guarantees

Performance Guarantees

The Company is party to financing agreements between leasing companies and distributors.  The agreements contain repurchase provisions, whereby the Company will, upon default of the customer, repurchase the equipment from the leasing companies. The terms of the guarantees are related to the standard equipment lease terms. The maximum potential amount of future payments the Company could be required to make under these guarantees at June 30, 2003 is $40,000.

The Company has arranged for the issuance of a letter of credit related to a customer contract. The letter of credit expires on May 1, 2004, but will be automatically extended for additional consecutive one-year terms if it is not cancelled.  The maximum potential amount of future payments the Company could be required to make under this guarantee at  June 30, 2003 is $50,000.

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

Changes in the Company’s warranty liability during the period was as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions (2)	Balance at End of Period
For the three months ended March 31, 2003
Accrued warranties	$817,000	$107,000	$137,000	$787,000
For the three months ended June 30, 2003
Accrued warranties	$787,000	$37,000	$107,000	$717,000

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

Forward-Looking Statements

This report contains not only historical information, but also forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.  Statements that are not historical are forward-looking and reflect expectations about the Company’s future performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s web site, or otherwise, in the future by the Company or on our behalf. The Company has tried to identify such statements by using words such as “expect”, “foresee”, “looking ahead”, “anticipate”, “estimate”, “believe”, “should”, “intend”, and similar expressions to identify forward-looking statements.

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual future results may differ materially from those discussed in forward-looking statements. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to the Company. The following are some of the factors that could cause the Company’s financial condition to differ materially from what the Company has anticipated in forward-looking statements: the effectiveness of operating and technology initiatives and advertising and promotional efforts, as well as changes in: global and local business and economic conditions; currency exchange and  interest rates; labor and other operating costs; political or economic instability in local markets; disruptions from outbreak of hostilities, war or terrorists’ attacks; competition; customer preferences; effects of unanticipated materially adverse litigation or product claims; unexpected product failures or non-acceptance of new products by the market; legislation and governmental regulation; and accounting policies and practices. The foregoing list of important factors is not exclusive.

Results of Operations

Net Sales and Earnings

Net sales were $19,258,000 in the second quarter of 2003, compared to $19,918,000 in the second quarter of 2002 a decrease of $660,000 or 3.3%. Domestic sales were down 5% on reduced demand from the Company’s domestic dealers, as well as a reduction in volume from chemical sales.  Industrial product sales showed a slight increase of 2.3%. International sales for the second quarter of 2003 were $4,196,000, an increase of 3.8% over the second quarter of 2002. Excluding foreign currency exchange effects, international sales were down 2.8%.  Gross profit dollars decreased 2.8% in the second quarter of 2003 from the comparable prior year period due to the decline in sales.  Net income for the second quarter of 2003 was $654,000 or $0.18 per common share, an increase of 0.3% from the prior year’s second quarter. The increase in net income was primarily due to a reduction in interest expense of $116,000 related to the change in fair market value of the derivative financial instrument compared with the second quarter of 2002 where interest expense included a charge of $228,000 related to the change in fair market value of the derivative financial instrument. This $344,000 quarter over quarter benefit related to the derivative financial instrument offset the decrease in sales volume and higher selling, general and administrative costs.

Net sales for the first six months of fiscal year 2003 were $37,892,000 a decrease of 3.3% over the first six months of fiscal year 2002. The slowdown in the domestic market place continues to impact the Company. Domestic sales were lower by 7.1%, including a decrease of 9% from the commercial product line. Domestic industrial sales were lower by 1.6% and domestic chemical sales declined by 2.8%.  The decline in net sales was partially attributed to revenues from one-time U.S. Postal Service orders for biohazard vacuums in the first quarter of 2002 that were not repeated in the first quarter of 2003.  International sales for the first six months of fiscal year 2003 increased by 10.2% compared to the first six months of fiscal year 2002. Sales in Europe and Canada benefited from favorable foreign exchange rates. International sales of commercial and industrial product lines for the first six months of 2003 increased 13.5% and 16.1%, respectively compared to the first six months of 2002.  Excluding foreign currency exchange effects, international commercial product sales increased 2.7%. Gross profit dollars decreased 1.6% for the first six months of 2003 from the comparable prior year period due to the decline in sales.  Net income for the first six months of  2003  was $1,127,000 or $0.31 per common share, a decrease of 10.6% from the comparable prior year period. The decrease in net income was primarily due to lower sales volume and higher selling, general and administrative costs partially offset by lower interest expense related to the change in fair market value of the derivative financial instrument.

Operating Expenses

Selling expenses in the second quarter of 2003 were $3,527,000 an increase of 2.7% from the second quarter of 2002. Higher health insurance costs, bad debt expense, auto lease costs, expenses related to the Netherlands warehouse relocation, sales promotion expense and temporary service fees contributed to the increase in selling expenses quarter over quarter. General and administrative expenses in the second quarter of 2003 increased 2.7% compared to the second quarter of 2002. The increase was primarily related to higher payroll, health insurance costs and general liability insurance.

Selling expenses for the first six months of 2003 were $6,979,000 an increase of 2.1% from the comparable period in 2002. Higher health insurance costs, bad debt expense, auto lease costs, expenses related to the Netherlands warehouse relocation, sales promotion expense and temporary service fees contributed to the increase in selling expenses during the period. General and administrative expenses in the first six months of 2003 remained relatively flat compared to the first six months of 2002. Higher payroll, health insurance costs and general liability insurance were primarily offset by a decrease in professional fees.

Other Income/Expense

In the second quarter of 2003 interest income was $2,000 compared to $15,000 in the second quarter of 2002. The decrease was a result of declining interest rates and a decrease in the short-term investment balance.

For the first six months of 2003 interest income was $9,000 compared to $40,000 for the comparable period of 2002. The decrease was a result of declining interest rates and a decrease in the short-term investment balance.

The Company incurred interest expense, related principally to debt obligations, of $24,000 and $385,000 for the quarter ended June 30, 2003 and 2002 respectively.  Included in the interest expense for the second quarter of 2003 is income of of $116,000 related to the change in fair market value of the derivative financial instrument. In the second quarter of 2002 interest expense included a charge of $228,000 related to the change in fair market value of the derivative financial instrument.

Interest expense for the first six months of fiscal year 2003 was $223,000 and $430,000 in the comparable prior year period. In 2003 the income related to the derivative financial instrument for the first six months was $64,000 compared to a charge of $112,000 in 2002.

Income Taxes

The effective income tax rate was approximately 40% for the second quarter of 2003 and 39% for the second quarter of 2002.

The effective income tax rate was approximately 40% for the first six months of 2003 and  39% for the first six months of  2002.

Liquidity, Capital Resources and Financial Condition

The Company had working capital of $35.9 million and $35.5 million at June 30, 2003 and December 31, 2002, respectively. This represented a current ratio of 5.5 for the second quarter of 2003 and 6.3 at December 31, 2002.

Cash, cash equivalents and short-term investments represented 6.0% and 17.5% of this working capital at June 30, 2003 and December 31, 2002, respectively.  The decrease in the first six months of 2003 from December 31, 2002, was due primarily to purchases of inventory and an increase in accounts receivable.

At June 30, 2003, and December 31, 2002 the Company had shareholders’ equity of $40.7 million and $40.1 million, respectively, which when compared to total liabilities represented an equity to liability ratio of 2.6 and 2.7, respectively.

During the first six months of  2003 and 2002, the Company used $2.5 million and provided $1.3 million, respectively in cash flows from operating activities, which represents the Company’s principal source of cash. During the first six months of 2003, cash used in operating activities resulted from the changes in operating working capital, primarily an increase in inventory levels and an increase in accounts receivable which is primarily a result of extended payment terms associated with sales promotion programs.

Cash provided by investing activities was $3.3 million in the first six months of fiscal year 2003, an increase of $2.7 million from the comparable period in 2002. Capital expenditures remained relatively constant period over period. The improvement was primarily related to an increase in maturities of short-term investments in the first six months of 2003 compared to the first six months of 2002.

Cash used in financing activities was $1.4 million in the first six months of 2003 and 2002. Financing activities consisted of dividend payments and payments of current maturities of long-term debt.

The Company has sufficient capital resources to meet business and liquidity needs as they arise.  The Company has an unsecured line of credit with a financial institution, which expires May 31, 2004. Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At June 30, 2003 there were no borrowings outstanding. The Company foresees no unusual future events that will materially change the foregoing summary.

Legal Matters

The Company is subject to various proceedings, lawsuits and other claims related to labor, product and other matters.  Included among these lawsuits are product liability claims seeking compensation for property damage, lost profits or other relief, including, in some cases, punitive damages. The Company disputes these claims and intends to defend the lawsuits vigorously. A determination of the amount of reserves required, if any, for each of these contingencies is made after careful analysis by the Company. The reserves may change in the future due to new developments in each matter or changes in approach in resolving these claims. While the Company believes that these contingencies will not have a material adverse effect on the financial condition of the Company, there can be no assurance that they will be resolved in a manner that does not materially adversely affect the Company.

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

As of the end of the period covered by this report, the Company’s Chief Executive Officer, its Chief Financial Officer and its Chief Accounting Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company is made known to them by others within the Company, particularly during the period in which this quarterly report was prepared.

(b)                 Changes in internal controls.

During the period covered by this report, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

On May 1, 2003, the Annual Shareholder’s Meeting was held, at which time the following were voted on and approved:

1.               Proposal I, the election of directors for 2003, with the number of votes cast for each director being set forth after his name:

	Votes
Name	For	Withheld
Gregory J. Rau	3,432,646	120,320
Eckart Kottkamp	3,432,646	120,320
Roger B. Parsons.	3,441,656	111,310
Frank R. Reynolds	3,427,346	125,620
James C. Schrader, Jr.	3,432,346	120,620
Thomas J. Nolan	3,441,856	111,110
Richard J. Wood	3,441,656	111,310

2.                Proposal II, an amendment to the Minuteman 2000 Restricted Stock Plan. Votes cast were as follows:

Votes
For	Against	Abstain
3,265,326	148,140	139,500

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit Index:

Exhibit Number	Description
Material Contracts
10.1	Amended Minuteman 2000 Restricted Stock Plan
10.2	Amendment to employment agreement between Minuteman International, Inc. and Gregory J. Rau
10.3	Union agreement between Minuteman International, Inc. and Sign, Display, Pictorial Artists and Allied Workers

Certifications
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

1.               The Company filed a report on Form 8-K on May 9, 2003 pursuant to Item 9, “Regulation FD Disclosure” (intended to be furnished under Item 12) announcing first quarter 2003 earnings and a quarterly dividend.

2.               The Company filed a report on Form 8-K on May 22, 2003 pursuant to Item 5, “Other Events” announcing that the Company has agreed to a settlement with the Securities and Exchange Commission related to revenue recognition practices in periodic reports filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	August 12, 2003
Gregory J. Rau	Date
President, Chief Executive Officer and Director

/s/ Thomas J. Nolan	August 12, 2003

Thomas J. Nolan

Date

Chief Financial Officer, Secretary, Treasurer and Director

/s/ James A. Berg	August 12, 2003

James A. Berg

Date

Chief Accounting Officer