Form 10-Q
period 2003-09-30
MINUTEMAN INTERNATIONAL INC
filed 2003-11-12
CIK 810876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of common stock, no par value, of the registrant outstanding as of October 31, 2003 was 3,580,173.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2003	Audited December 31, 2002
ASSETS
Current assets:
Cash & cash equivalents	$1,146,000	$1,307,000
Short-term investments	4,400,000	4,900,000
Accounts receivable, less allowances of $1,453,000 in 2003 and $987,000 in 2002	19,070,000	15,165,000
Due from affiliates	87,000	291,000
Inventories	19,670,000	18,856,000
Prepaid expenses	351,000	467,000
Refundable income taxes	—	456,000
Deferred income taxes	870,000	672,000
Total current assets	45,594,000	42,114,000

Property, plant and equipment, at cost	25,184,000	24,716,000
Accumulated depreciation	(17,869,000)	(16,831,000)
Net property, plant and equipment	7,315,000	7,885,000

Intangible assets, net of amortization of $1,066,000 in 2003 and 2002	5,201,000	5,201,000
Total assets	$58,110,000	$55,200,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,500,000	$1,500,000
Accounts payable	3,926,000	2,037,000
Accrued expenses	3,543,000	3,107,000
Income taxes	495,000	—
Total current liabilities	9,464,000	6,644,000

Long-term debt, less current maturities	6,750,000	7,500,000
Derivative financial instrument	634,000	684,000
Deferred income taxes	451,000	256,000
Total liabilities	17,299,000	15,084,000
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 3,580,173 and 3,574,279 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	6,596,000	6,596,000
Retained earnings	34,416,000	33,868,000
Unearned restricted stock	(29,000)	(83,000)
Accumulated other comprehensive loss	(172,000)	(265,000)
Total shareholders’ equity	40,811,000	40,116,000
Total liabilities and shareholders’ equity	$58,110,000	$55,200,000

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
Net sales	$18,228,000	$17,356,000	$56,120,000	$56,535,000

Cost of sales	12,809,000	12,218,000	39,271,000	39,782,000

Gross profit	5,419,000	5,138,000	16,849,000	16,753,000

Operating expenses:
Selling	3,336,000	3,287,000	10,315,000	10,122,000
General and administrative	1,360,000	1,103,000	3,707,000	3,444,000

Total operating expenses	4,696,000	4,390,000	14,022,000	13,566,000

Income from operations	723,000	748,000	2,827,000	3,187,000

Other income (expense):
Interest income	—	16,000	9,000	56,000
Interest expense	(115,000)	(522,000)	(338,000)	(952,000)
Other, net	9,000	6,000	(1,000)	24,000

Total other expense	(106,000)	(500,000)	(330,000)	(872,000)

Income before income taxes	617,000	248,000	2,497,000	2,315,000

Provision for income taxes	230,000	92,000	983,000	898,000

Net income	$387,000	$156,000	$1,514,000	$1,417,000

Weighted average number of common shares outstanding
• Basic	3,583,575	3,577,287	3,582,019	3,575,731

• Diluted	3,587,245	3,587,245	3,587,245	3,587,245

Net income per common share - basic and diluted	$0.11	$0.04	$0.42	$0.40

Dividends per share of common stock	$0.09	$0.09	$0.27	$0.27

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30,2002
OPERATING ACTIVITIES
Net income	$1,514,000	$1,417,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,038,000	1,272,000
Compensation earned under restricted stock plan	54,000	54,000
Deferred income taxes	(3,000)	(13,000)
Derivative financial instrument	(50,000)	478,000
Other	(20,000)	(20,000)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(3,701,000)	(177,000)
Inventories	(814,000)	(1,320,000)
Prepaid expenses and refundable income taxes	572,000	105,000
Accounts payable, accrued expenses and income taxes payable	2,820,000	687,000

Net cash provided by operating activities	1,410,000	2,483,000

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(468,000)	(475,000)
Maturities of short-term investments	500,000	200,000

Net cash provided by (used in) investing activities	32,000	(275,000)

FINANCING ACTIVITIES
Dividends paid	(966,000)	(964,000)
Payment of current maturity of long-term debt	(750,000)	(750,000)

Net cash used in financing activities	(1,716,000)	(1,714,000)

Effect of foreign exchange rate changes	113,000	(27,000)

(Decrease) increase in cash and cash equivalents	(161,000)	467,000

Cash and cash equivalents at beginning of period	1,307,000	416,000

Cash and cash equivalents at end of period	$1,146,000	$883,000

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2003 and the Consolidated Statements of Income and Cash Flows for the three and nine months ended September 30, 2003 in the opinion of the Company, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial Statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2002.  The results of operations for fiscal 2003 interim periods are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2003.

Note 2—Inventories

It is the Company’s policy to take annual physical inventories, in conjunction with the preparation of the annual financial statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended September 30, 2003, and the components of the December 31, 2002 inventories, based on the physical count, and primarily on a LIFO basis, were as follows:

	September 30, 2003	December 31, 2002
Finished goods	$6,836,000	$6,227,000
Work in process	10,217,000	9,306,000
Raw materials	4,759,000	5,442,000
	21,812,000	20,975,000
Less LIFO reserve	(2,142,000)	(2,119,000)
Total at LIFO cost	$19,670,000	$18,856,000

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

Note 4—Line of Credit

The Company has an unsecured line of credit with a financial institution, which expires May 31, 2004.  Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution.  There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At September 30, 2003 there were no borrowings outstanding.

Note 5—Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective and designated as hedges, are recorded in other comprehensive income net of tax. Changes in fair values of derivatives not qualifying as hedges are reported as interest expense. The fair market value of the interest rate swap at September 30, 2003 and December 31, 2002 is classified as a non-current liability on the condensed consolidated balance sheets.

The Company records the change in the fair market value of its interest rate swap as interest expense. The pretax effect of adjusting the interest rate swap to market in the third quarter of 2003 was a reduction to expense of $8,000.

Note 6—Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
Net income	$387,000	$156,000	$1,514,000	$1,417,000

Foreign currency translation adjustments	(10,000)	(43,000)	113,000	(27,000)

Amortization to income of cumulative effect of change in accounting for derivatives net of income tax benefit	(7,000)	(7,000)	(20,000)	(20,000)

Comprehensive income	$370,000	$106,000	$1,607,000	$1,370,000

Note 7—Restricted Stock Plan

On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Company common stock. The maximum number of shares of Company common stock available for issuance is 150,000 shares.  At September 30, 2003 and 2002 there were 131,140 shares available to be granted.  As of September 30, 2003 and 2002, awards with respect to 18,860 shares have been granted.

On May 1, 2003 the shareholders approved an amendment to the Restricted Stock Plan changing the vesting period for any future award to a period not to exceed two years.  At the sole discretion of the Company, restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that an employee is terminated (except due to retirement, death or total disability) prior to the end of the vesting period, the non-vested portion of the award will be forfeited.  However, in the event of an employee’s retirement, death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares granted under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion of the award is amortized as compensation expense ($54,000 in the first nine months of 2003 and 2002) on a straight-line basis over the related vesting period. At September 30, 2003, 11,788 shares were issued in connection with fully vested awards.

Note 8—Commitments and Contingencies

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

Note 9—Guarantees

Performance Guarantees

The Company is party to financing agreements between leasing companies and distributors.  The agreements contain repurchase provisions, whereby the Company will, upon default of the customer, repurchase the equipment from the leasing companies. The terms of the guarantees are related to the standard equipment lease terms. The maximum potential amount of future payments the Company could be required to make under these guarantees at September 30, 2003 is $40,000.

The Company has arranged for the issuance of a letter of credit related to a customer contract. The letter of credit expires on May 1, 2004, but will be automatically extended for additional consecutive one-year terms if it is not cancelled.  The maximum potential amount of future payments the Company could be required to make under this guarantee at September 30, 2003 is $50,000.

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

Changes in the Company’s warranty liability during the period was as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions (2)	Balance at End of Period
For the nine months ended September 30, 2003
Accrued warranties	$817,000	$227,000	$367,000	$677,000

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

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual future results may differ materially from those discussed in forward-looking statements. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to the Company. The Company believes that forward-lokking statements made by it are based upon reasonable expectations. However, no assurances can be given that the actual results will not differ materially from those contained in such forward-looking statements. The following are some of the factors that could cause the Company’s financial condition to differ materially from what the Company has anticipated in forward-looking statements: the effectiveness of operating and technology initiatives and advertising and promotional efforts, as well as changes in: global and local business and economic conditions; currency exchange and  interest rates; labor and other operating costs; political or economic instability in local markets; disruptions from outbreak of hostilities, war or terrorists’ attacks; competition; customer preferences; effects of unanticipated materially adverse litigation or product claims; unexpected product failures or non-acceptance of new products by the market; legislation and governmental regulation; and accounting policies and practices. The foregoing list of important factors is not exclusive.

Results of Operations

Net Sales and Earnings

Net sales were $18,228,000 in the third quarter of 2003, compared to $17,356,000 in the third quarter of 2002 an increase of $872,000 or 5%. Domestic sales were down 1% on reduced demand from the Company’s domestic dealers for commercial and industrial products, partially offset by an 11.6% increase in domestic chemical sales.  International sales for the third quarter of 2003 were $4,110,000, an increase of 41.7% over the third quarter of 2002. Excluding foreign currency exchange effects, international sales increased 33.9%.  Gross profit dollars increased 5.5% in the third quarter of 2003 from the comparable prior year period due to the increase in sales.  Net income for the third quarter of 2003 was $387,000 or $0.11 per common share, an increase of $231,000 from the prior year’s third quarter. The increase in net income was primarily due to a reduction in interest expense of $8,000 related to the change in fair market value of the derivative financial instrument compared with the third quarter of 2002 where interest expense included a charge of $344,000 related to the change in fair market value of the derivative financial instrument. This $352,000 quarter over quarter benefit related to the derivative financial instrument was partially offset by higher selling, general and administrative costs.

Net sales for the first nine months of fiscal year 2003 were $56,120,000, a decrease of 0.7% over the first nine months of fiscal year 2002. The slowdown in the domestic market place continues to impact the Company. Domestic sales were lower by 5.2%, including a decrease of 6.8% from the commercial product line. Domestic industrial sales were lower by 2.3% and domestic chemical sales increased by 2.6%.  International sales for the first nine months of fiscal year 2003 increased by 18.7% compared to the first nine months of fiscal year 2002. Sales in Europe and Canada benefited from favorable foreign exchange rates. International sales of commercial and industrial product lines for the first nine months of 2003 increased 19% and 28.2%, respectively compared to the first nine months of 2002.  Excluding foreign currency exchange effects, international commercial product sales increased 7.7%. Gross profit dollars increased 0.6% for the first nine months of 2003 from the comparable prior year period due primarily to a favorable product mix related to commercial products.  Net income for the first nine months of  2003  was $1,514,000 or $0.42 per common share, an increase of 6.9% from the comparable prior year period. The increase in net income was primarily due to lower interest expense related to the change in fair market value of the derivative financial instrument partially offset by  higher selling, general and administrative costs.

Operating Expenses

Selling expenses in the third quarter of 2003 were $3,336,000 an increase of 1.5% from the third quarter of 2002. Higher payroll and health insurance costs, bad debt expense and rent contributed to the increase in selling expenses quarter over quarter partially offset by a decrease in advertising expense. General and administrative expenses in the third quarter of 2003 increased 23.3% compared to the third quarter of 2002. The increase was primarily related to higher payroll, health insurance costs and casualty insurance and professional fees.

Selling expenses for the first nine months of 2003 were $10,315,000 an increase of 1.9% from the comparable period in 2002. Higher health insurance costs, bad debt expense, auto lease costs, expenses related to the Netherlands warehouse relocation, sales promotion expense and temporary service fees contributed to the increase in selling expenses during the period, partially offset by a reduction in advertising expense. General and administrative expenses in the first nine months of 2003 were $3,707,000 an increase of 7.6% from the first nine months of 2002. Higher payroll, health insurance costs and casualty insurance were primarily offset by a decrease in professional fees.

Other Income/Expense

In the third quarter of 2003 interest income decreased $16,000 compared to the third quarter of 2002. The decrease was a result of declining interest rates and a decrease in the short-term investment balance.

For the first nine months of 2003 interest income was $9,000 compared to $56,000 for the comparable period of 2002. The decrease was a result of declining interest rates and a decrease in the short-term investment balance.

The Company incurred interest expense, related principally to debt obligations, of $115,000 and $522,000 for the quarter ended September 30, 2003 and 2002, respectively.  Included in the interest expense for the third quarter of 2003 is income of $8,000 related to the change in fair market value of the derivative financial instrument and income of $11,000 related to amortization of cumulative effect of change in accounting for the derivative. In the third quarter of 2002 interest expense included a charge of $344,000 related to the change in fair market value of the derivative financial instrument and income of$11,000 related to amortization of cumulative effect of change in accounting for the derivative.

Interest expense for the first nine months of fiscal year 2003 was $338,000 and $952,000 in the comparable prior year period. In 2003, the income related to the derivative financial instrument for the first nine months was $83,000 compared to a charge of $445,000 in the first nine months of 2002.

Income Taxes

The effective income tax rate was approximately 37% for the third quarter of 2003 and 2002.

The effective income tax rate was approximately 39% for the first nine months of 2003 and 2002.

Liquidity, Capital Resources and Financial Condition

The Company had working capital of $36.1 million and $35.5 million at September 30, 2003 and December 31, 2002, respectively. This represented a current ratio of 4.8 for the third quarter of 2003 and 6.3 at December 31, 2002.

Cash, cash equivalents and short-term investments represented 15.4% and 17.5% of this working capital at September 30, 2003 and December 31, 2002, respectively.  The decrease in the first nine months of 2003 from December 31, 2002, was due primarily to increases in inventory and accounts receivable

At September 30, 2003, and December 31, 2002 the Company had shareholders’ equity of $40.8 million and $40.1 million, respectively, which when compared to total liabilities represented an equity to liability ratio of 2.4 and 2.7, respectively.

During the first nine months of  2003 and 2002, the Company had $1.4 million and  $2.5 million, respectively in cash flows provided from operating activities, which represents the Company’s principal source of cash. During the first nine months of 2003, cash provided by operating activities resulted from the changes in operating working capital, primarily an increase in accounts payable and decreases in prepaid expenses and refundable income taxes. This was offset by an increase in accounts receivable which is primarily a result of extended payment terms associated with sales promotion programs.

Cash provided by investing activities was $32,000 in the first nine months of fiscal year 2003, an increase of $307,000 from the comparable period in 2002. Capital expenditures remained relatively constant period over period. The improvement was primarily related to an increase in maturities of short-term investments in the first nine months of 2003 compared to the first nine months of 2002.

Cash used in financing activities was $1.7 million in the first nine months of 2003 and 2002. Financing activities consisted of dividend payments and payments of current maturities of long-term debt.

The Company has sufficient capital resources to meet business and liquidity needs as they arise.  The Company has an unsecured line of credit with a financial institution, which expires May 31, 2004. Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At September 30, 2003 there were no borrowings outstanding. The Company foresees no unusual future events that will materially change the foregoing summary.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer, its Chief Financial Officer and its Chief Accounting Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company is made known to them by others within the Company, particularly during the period for which this quarterly report was prepared.

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

(b)   Reports on Form 8-K:

1.               The Company filed a report on Form 8-K on August 1, 2003 pursuant to Item 12, “Results of Operations and Financial Condition” announcing second quarter 2003 earnings and a quarterly dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	November 12, 2003
Gregory J. Rau	Date
President, Chief Executive Officer and Director

/s/ Thomas J. Nolan	November 12, 2003

Thomas J. Nolan

Date

Chief Financial Officer, Secretary, Treasurer and Director

/s/ James A. Berg	November 12, 2003

James A. Berg

Date

Chief Accounting Officer