Form 10-K
period 2003-12-31
MINUTEMAN INTERNATIONAL INC
filed 2004-03-12
CIK 810876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-K

☒                                  ANNUAL REPORT pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number  0-15582

Minuteman International, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-2262931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 South Rohlwing Road, Addison, Illinois	60101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (630) 627-6900

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐      No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Stock Market (“NASDAQ”), was approximately $7,362,670.

The number of shares outstanding of the registrant’s class of common stock as of March 5, 2004 was 3,580,173.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year (the “2004 Proxy Statement”) are incorporated by reference into Part III.

MINUTEMAN INTERNATIONAL, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

PART I

Item 1.    Business

General Development of Business

Minuteman International, Inc.,(sometimes referred to herein as the “Company”) an Illinois corporation incorporated in 1951 as American Cleaning Equipment Corporation, manufactures and distributes one of the most complete lines of commercial and industrial vacuums, floor and carpet care, chemical cleaning and coating products and complementary accessories in the United States and Canada.  Its products are exported to more than sixty countries around the world.

Products

The Company’s product line consists of hard surface floor care equipment, carpet care and maintenance products, sweepers, scrubbers, commercial and industrial specialized vacuums, and complementary accessories.  Included in the specialized vacuum area are the hazardous location/explosive environment vacuums and the clean/room nuclear vacuums.

Minuteman PowerBoss, Inc. (PowerBoss) is a wholly-owned subsidiary of Minuteman International, Inc., that designs, manufactures and distributes ride-on and walk-behind sweepers and scrubbers for hard-surface floor and carpet care for use in industrial applications.

Multi-Clean, the chemical division of Minuteman International, Inc. formulates, manufactures and distributes chemical cleaning and floor coating products including multi-surface cleaners and degreasers, finishes and waxes, carpet care products, concrete and wood coatings and finishes, plus a full array of specialized chemicals.

Parker Sweeper Company manufactures a full line of litter vacuums as well as an extensive array of lawn and turf debris handling equipment.

Marketing and Distribution

The Company markets and distributes its products throughout the world.  The distribution process in the United States is primarily through the more than 450 active dealers and its two sales branches.  The Company distributes its products in Canada through Minuteman Canada, Inc. and in Europe through Minuteman European, B.V., both of which are wholly- owned subsidiaries.  The Company sells its products to Hako-Werke International GmbH subsidiaries in Japan, Australia and certain European countries. Hako-Werke International GmbH is a wholly-owned subsidiary of Hako Holding GmbH & Co., a German company. Export of other products is conducted through the headquarter office in Addison, Illinois. Sales to affiliated and unaffiliated customers in foreign countries aggregated to $17,141,000 $14,064,000, $15,918,000 in 2003, 2002 and 2001, respectively.

The Company’s equipment is sold under Minuteman International, Minuteman, Minuteman PowerBoss and Parker Sweeper trade names.  The chemical cleaning and coating products are manufactured by Minuteman International, Inc. and sold under the Multi-Clean trade name.  Substantially all of the Company’s commercial equipment is manufactured at its Illinois production facilities in Addison and Hampshire.  Substantially all of the Company’s industrial equipment is manufactured at its Aberdeen, North Carolina production facilities.  The remainder of the Company’s industrial equipment is imported from Germany.  All of the Company’s chemical cleaning and coating products are produced at its Shoreview, Minnesota facility.

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

Raw Materials

The Company purchases castings, electric motors, cord sets, switches, brushes, wheels, injection molded plastics, sheet steel, paint pigment, chemicals and other raw materials from a number of suppliers.  The Company considers its raw materials and supplies to be readily available from alternate sources.  It does not believe that the loss of any one supplier would adversely affect the Company’s business.

Competition

Minuteman International, Inc. competes with many regional, national and international manufacturers throughout the industry, which includes the industrial and plant maintenance, sanitation supply, critical filter, floor coating and chemical fields.  The principal competitive factors within each of these markets are product quality, reliability, service and fair price.  The Company believes it will continue to compete effectively in the marketplace and continue its sales growth in the future.

Patents and Trademarks

Currently, the Company has 21 United States and 9 international patents.  Although the Company generally seeks to obtain patents where appropriate, it does not consider the successful conduct of its business in general to be dependent on any of its patents or patent applications.

Minuteman International, Inc. is the owner of the United States and Canadian registrations for the Multi-Clean and Parker Sweeper trade names.  The Minuteman trademark is registered in the United States and Canada.  The Parker trademark is registered in the United States and Canada.

Working Capital

The Company had working capital of $35.6 million at December 31, 2003. Cash, cash equivalents and short-term investments represented 18.6% of the working capital at December 31, 2003. Excess cash is generally invested in bank certificates of deposit and Eurodollar certificate investments.

Backlog of Orders

The Company’s backlog of orders was approximately $2.4 million and $3.0 million at December 31, 2003 and 2002, respectively.  The Company anticipates that substantially all of the 2003 backlog will be delivered during 2004.  In the opinion of Management, fluctuations in the amount of the Company’s backlog are not necessarily indicative of intermediate or long-term trends in its business.

Research and Development

The Company expended approximately $1,453,000, $1,512,000, and $1,587,000 on research and development activities during 2003, 2002 and 2001, respectively.

Employees

The Company has approximately 390 full time employees.  The facilities in Addison, Illinois and Shoreview, Minnesota, have approximately 90 hourly paid employees who are covered by local collective bargaining agreements.  These agreements expire in May, 2008 and October, 2008, respectively.  The Company believes that current employee relations are excellent.  The Company may hire additional employees during 2004 depending on the needs of the business.

Environmental Matters

The Company’s operations are subject to various federal, state and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components.  The Company believes that it is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection are not expected to be material in amount for 2004 or thereafter.

Forward-Looking Statements

SAFE HARBOR STATEMENT. This Annual Report contains not only historical information, but also forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.  Statements that are not historical are forward-looking and reflect expectations about the Company’s future performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s  worldwide web site, or otherwise, in the future by the Company or on our behalf. The Company has tried to identify such statements by using words such as “expect”, “foresee”, “looking ahead”, “anticipate”, “estimate”, “believe”, “should”, “intend”, and similar expressions to identify forward-looking statements.

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

Item 2.    Properties

The Company owns or leases the following properties in its operations:

Location	Size (sq. ft.)		Use	Owned or Leased

Aberdeen, NC	135,000	(Bldg.)	Office, manufacturing,	Leased
			warehouse, sales, service

Addison, IL	112,230	(Bldg.)	Office, manufacturing,
	254,300	(Land)	warehouse, sales, service	Owned

Villa Park, IL	18,000	(Bldg.)	Warehouse, sales, service	Leased

Taylor, MI	8,000	(Bldg.)	Warehouse, sales, service	Leased

Hampshire, IL	100,000	(Bldg.)	Manufacturing, warehouse	Owned
	871,200	(Land)

Shoreview, MN	34,952	(Bldg.)	Office, manufacturing,
	133,830	(Land)	warehouse, sales, service	Owned

Amsterdam,	16,469	(Bldg.)	Warehouse, sales, service	Leased
The Netherlands

Mississauga,	18,486	(Bldg.)	Warehouse, sales, service	Leased
Ontario, Canada

Approximately 90% of the Company’s Addison, Illinois facility, 95% of the Company’s Hampshire, Illinois facility and 85% of the Company’s Aberdeen, North Carolina and Shoreview, Minnesota facilities are devoted to manufacturing.

The Villa Park, Illinois lease term expires December 31, 2008. The Taylor, Michigan lease term expires December 31, 2008.  The Mississauga, Ontario lease term expires on November 30, 2007.  The Aberdeen, North Carolina lease term expires May 23, 2005. The Amsterdam, Netherlands lease term expires November 14, 2007.  The Company believes that failure to obtain the renewal of any lease would not have a material adverse effect on its business.

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

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2003, the Company did not submit any matter to a vote of shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Markets for the Company’s Securities and Related Matters

As of March 5, 2004, there were approximately 400 registered holders of record of Minuteman International, Inc. common stock.

Since 1988 the Board of Directors has declared regular quarterly dividends and the fourth quarter dividend in 2003 represents the sixty-second consecutive dividend paid to shareholders.  Future dividend policy will be determined by the Board of Directors in light of prevailing financial needs, earnings of the Company, cash flow, working capital and other relevant factors.

The common stock of Minuteman International, Inc. is quoted on the NASDAQ Stock Market and its trading symbol is “MMAN”.  The following tables set forth for 2003 and 2002 the range of bid prices for the Company’s common stock as reported on the NASDAQ Stock Market for the period indicated:

	High	Low	Dividends Per Share
2003

1st Quarter	$8.94	$8.00	$.09
2nd Quarter	9.85	7.83	.09
3rd Quarter	9.80	8.97	.09
4th Quarter	9.65	8.97	.09

2002

1st Quarter	$10.21	$8.31	$.09
2nd Quarter	11.27	9.65	.09
3rd Quarter	10.14	9.28	.09
4th Quarter	9.49	8.83	.09

Item 6.    Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except share and per share data)
Income Statement Data
Net sales	$74,348	$71,951	$76,122	$84,310	$76,786
Cost of sales	52,034	50,888	53,146	58,309	53,494
Gross profit	22,314	21,063	22,976	26,001	23,292
Selling expenses	13,795	13,207	12,595	13,317	12,000
General and administrative expenses	5,165	4,423	4,294	4,426	3,989
Income from operations	3,354	3,433	6,087	8,258	7,303
Interest income (expense), net	(254)	(959)	(1,019)	(608)	(791)
Other, net	1	32	75	129	316
Income before income taxes	3,101	2,506	5,143	7,779	6,828
Income tax expense	1,088	725	1,638	2,880	2,486
Net income	$2,013	$1,781	$3,505	$4,899	$4,342

Per Share Data
Cash dividends	$.36	$.35	$.33	$.33	$.44
Net income per common share — basic and diluted	$.56	$.50	$.98	$1.37	$1.22
Weighted average number of common shares outstanding
— basic	3,582,809	3,576,521	3,570,365	3,568,385	3,568,385
— diluted	3,587,245	3,587,245	3,582,698	3,568,385	3,568,385
Balance Sheet Data
Working capital	$35,618	$35,470	$35,486	$33,372	$30,626
Total assets	55,584	55,200	57,228	55,658	53,958
Long-term debt, less current maturities	6,000	7,500	9,000	10,500	12,000
Shareholders’ equity	40,993	40,116	39,630	37,284	33,599

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements.  The preparation of these financial statements are based upon the selection and application of significant accounting policies (see note B of the Notes to Consolidated Financial Statements for additional information), which requires management to make significant estimates and judgments that affect the amounts reported in the Company’s financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Accounting Policies and Critical Accounting Estimates

The Company believes the following are the actual accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Intangible Assets

Intangible assets represent 9.4% of total assets at December 31, 2003 and 2002. As a percentage of shareholders’ equity intangible assets represent 12.7% and 13.0% at December 31, 2003 and 2002, respectively.  These intangible assets were primarily recorded as the result of the November 1998 PowerBoss acquisition.  The Company has concluded that these assets are not impaired at December 31, 2003 in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

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

Issues and Uncertainties

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

RESULTS OF OPERATIONS FOR 2003, 2002 AND 2001

Net Sales and Earnings

Net sales in 2003 increased to $74,348,000 from $71,951,000 in 2002.  Domestic sales overall were down 1.0% due to a 2.8% decline in sales of domestic commercial equipment, partially offset by a 1.5% increase in domestic industrial equipment sales and a 9.1% increase in domestic chemical product sales.  Total international sales for  fiscal 2003 were $17,141,000, an increase of 21.9% over fiscal 2002. Excluding foreign currency exchange effects, total international sales increased 15.1%. International sales of  commercial, industrial and chemical product lines for  fiscal 2003 increased by 19.2%, 27.9% and 8.7%, respectively compared to fiscal 2002. Excluding foreign currency exchange effects, international commercial product sales increased 7.4%. Gross profit dollars increased 5.9% in 2003 from the comparable prior year period due to the increase in net sales and a favorable product mix related to commercial products.  Net income for 2003 was $2,013,000 or $0.56 per common share, an increase of $232,000 or 13.0% from the prior year. The increase in net income was primarily due to a reduction in 2003 interest expense of $174,000 after-tax, related to the change in fair market value of the derivative financial instrument compared with 2002 where interest expense included a charge of $208,000 after-tax, related to the change in fair market value of the derivative financial instrument, a  $382,000 after-tax year over year benefit.

Net sales in 2002 decreased to $71,951,000 from $76,122,000 in 2001. All of the Company’s divisions experienced a decline in orders, reflecting the continued effect of the economic slowdown. International sales, which were down 11.6% in 2002 continued to suffer from weakness in economic conditions. The Company’s chemical sales were down 29.5%, declining across all product lines. Gross profit decreased 8.3% in 2002 from 2001, due to the effects of reduced volume and unfavorable product mix from commercial and industrial customers and competitive market conditions. In 2002 gross profit as a percent of net sales was 29.3%, down from 30.2% in 2001. Net income for 2002 was $1,781,000 or $0.50 per share, a decrease of 49.2% from the prior year.

Operating Expenses

Selling expenses for fiscal 2003 were $13,795,000 an increase of 4.5% from fiscal 2002. Higher health insurance costs, bad debt expense, auto lease costs, expenses related to the Netherlands warehouse relocation, sales promotion expense and temporary service fees contributed to the increase in selling expenses during the period, partially offset by a reduction in advertising expense. General and administrative expenses in 2003 were $5,165,000 an increase of 16.8% from 2002. The increase is primarily due to higher cost related to payroll, health insurance, casualty insurance and professional fees.

Selling expenses for fiscal 2002 were $13,207,000 an increase of 4.8% from fiscal 2001. Higher payroll and benefit costs, increased promotional costs and vehicle lease costs contributed to the increase in selling expenses year over year. General and administrative expenses in 2002 were $4,423,000 an increase of 3.0% from 2001. The increase is primarily due to higher payroll and benefits costs, increased professional fees and casualty insurance costs. The increases in 2002 were partially offset by a decrease in goodwill amortization as a result of the adoption of SFAS No. 142.

Other Income/Expense

In 2003 interest income decreased $60,000 from 2002, primarily as a result of lower  levels of investable cash throughout fiscal 2003.

In 2002, interest income decreased $96,000 from 2001, as a result of declining interest rates.

The Company incurred interest expense, related principally to debt obligations, of $265,000, $1,030,000 and $1,186,000 in 2003, 2002 and 2001, respectively.  Included in the interest expense is a reduction of $283,000 in 2003 and expense of $347,000 in 2002 and $463,000 in 2001 related to the change in the fair market value of derivative financial instruments (see note B of the Notes to Consolidated Financial Statements for additional information).

Other income, net in 2003 decreased $31,000 from 2002 primarily due to a decrease in gain on sale of fixed assets.

Other income, net in 2002 decreased $43,000 from 2001 primarily due a decrease in gain on sale of fixed assets.

Income Taxes

The effective tax rate was 35.1% in 2003, 28.9% in 2002 and 31.8% in 2001. The increase in the effective tax rate in 2003 compared with 2002 was primarily attributed to higher taxes on Minuteman Canada’s higher 2003 earnings. The decrease in the 2002 rate, from the 2001 rate, was primarily due to increased benefits from research and development credits and Extraterritorial Income (ETI) benefit, offset in part by higher state income taxes.

Liquidity, Capital Resources and Financial Condition

At December 31, 2003 cash and cash equivalents and short-term investments totaled $6.6 million, up from $6.2 million at December 31, 2002. The Company had working capital of $35.6 million at December 31, 2003 and $35.5 million at December 31, 2002. This represented a current ratio of 5.7 for 2003 and 6.3 for 2002 At December 31, 2003, total short-term and long-term debt was $7.5 million and represented 18.3% of stockholders’ equity. At December 31, 2002, total short-term and long-term debt was $9.0 million and represented 22.4% of stockholders’ equity. At December 31, 2003 and 2002, the Company had shareholders’ equity of $41.0 million and $40.1 million, respectively, which when compared to total liabilities represented an equity to liability ratio of 2.8 and 2.7, respectively.

During fiscal year 2003, 2002 and 2001, the Company generated $3.8 million, $3.3 million and $6.6 million, respectively, in cash flows from operating activities, which represents the Company’s principal source of cash. Cash flows from operating activities resulted primarily from the Company’s net income and changes in operating working capital.

Cash used in investing activities was $1.6 million in 2003, a decrease of $2.1 million from the prior year. Capital expenditures were $0.7 million in 2003 a decrease of $0.2 million from the prior year. The decrease in cash used in investing activities was related to purchases of short-term investments in 2003 compared with maturities of short-term investments in 2002. Cash provided by investing activities was $0.4 million in 2002, an increase of $4.8 million from the prior year. Capital expenditures remained relatively constant in 2002 compared to 2001. The increase in cash provided by investing activities was related to maturities of short-term investments in 2002 compared with purchases of short-term investments in 2001.

Cash used in financing activities was $2.8 million, $2.8 million and $2.7 million in 2003, 2002 and 2001, respectively.  Financing activities consist of long-term debt payments and dividend payments.

The Company has sufficient capital resources and is in a strong financial position to meet business and liquidity needs as they arise.  The Company has an unsecured line of credit arrangement for a short-term debt facility with a financial institution, which expires May 31, 2004. Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At December 31, 2003 there were no borrowings outstanding. The Company foresees no unusual future events that will materially change the aforementioned summarization.

Purchase Commitments

The Company has purchase commitments with some suppliers for materials and supplies as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for either early termination or failure to purchase contracted quantities. The Company does not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes assumed by reference to historical experience and current business plans.

The Company had the following contractual cash obligations at December 31, 2003.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$7,500,000	$1,500,000	$6,000,000	$—	$—
Operating leases	2,659,000	871,000	1,597,000	191,000	—
Purchase obligations	984,000	984,000	—	—	—
Total contractual cash obligations	$11,143,000	$3,355,000	$7,597,000	$191,000	$—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Minuteman International, Inc.

We have audited the accompanying consolidated balance sheets of Minuteman International, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minuteman International, Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note C to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill. As discussed in Note B to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

/s/ Ernst & Young LLP

Chicago, Illinois

February 12, 2004

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$836,000	$1,307,000
Short-term investments	5,800,000	4,900,000
Accounts receivable, less allowances of $1,339,000 in 2003 and $987,000 in 2002	18,136,000	15,165,000
Due from affiliates	19,000	291,000
Inventories	17,190,000	18,856,000
Prepaid expenses	403,000	467,000
Refundable income taxes	—	456,000
Deferred income taxes	778,000	672,000
Total current assets	43,162,000	42,114,000
Property, plant and equipment
Land	820,000	820,000
Building and improvements	6,408,000	6,316,000
Machinery and equipment	13,174,000	12,851,000
Office furniture and equipment	4,244,000	4,060,000
Transportation equipment	596,000	661,000
Construction in progress	137,000	8,000
	25,379,000	24,716,000
Accumulated depreciation	(18,158,000)	(16,831,000)
	7,221,000	7,885,000
Intangible assets — Net of amortization of $1,066,000 in 2003 and 2002	5,201,000	5,201,000
Total assets	$55,584,000	$55,200,000
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$1,500,000	$1,500,000
Accounts payable	2,552,000	2,037,000
Accrued expenses	3,384,000	3,107,000
Income taxes payable	108,000	—
Total current liabilities	7,544,000	6,644,000

Long-term debt, less current maturities	6,000,000	7,500,000
Derivative financial instrument	444,000	684,000
Deferred income taxes	603,000	256,000
Total liabilities	14,591,000	15,084,000
Commitments and contingencies (Note K)
SHAREHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized; 3,580,173 and 3,574,279 shares issued and outstanding at December 31, 2003 and 2002, respectively	6,596,000	6,596,000
Retained earnings	34,594,000	33,868,000
Unearned restricted stock	(16,000)	(83,000)
Accumulated other comprehensive loss	(181,000)	(265,000)
Total shareholders’ equity	40,993,000	40,116,000
Total liabilities and shareholders’ equity	$55,584,000	$55,200,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
Net sales	$74,348,000	$71,951,000	$76,122,000
Cost of sales	52,034,000	50,888,000	53,146,000
Gross profit	22,314,000	21,063,000	22,976,000
Operating expenses:
Selling	13,795,000	13,207,000	12,595,000
General and administrative	5,165,000	4,423,000	4,294,000
Operating expenses	18,960,000	17,630,000	16,889,000
Income From Operations	3,354,000	3,433,000	6,087,000
Other income (expense)
Interest income	11,000	71,000	167,000
Interest expense	(265,000)	(1,030,000)	(1,186,000)
Other income, net	1,000	32,000	75,000
Other expense	(253,000)	(927,000)	(944,000)
Income Before Income Taxes	3,101,000	2,506,000	5,143,000
Provision (benefit) for income taxes
Current	847,000	905,000	1,619,000
Deferred	241,000	(180,000)	19,000
Provision for Income Taxes	1,088,000	725,000	1,638,000
Net Income	$2,013,000	$1,781,000	$3,505,000

Net income per common share — basic and diluted	$0.56	$0.50	$0.98

Weighted average number of common shares outstanding — basic	3,582,809	3,576,521	3,570,365
Weighted average number of common shares outstanding — diluted	3,587,245	3,587,245	3,582,698

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$2,013,000	$1,781,000	$3,505,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,406,000	1,480,000	1,609,000
Amortization	—	—	312,000
Compensation earned under restricted stock plan	67,000	67,000	50,000
Deferred income taxes	241,000	(180,000)	19,000
Derivative financial instrument	(240,000)	390,000	294,000
Other	(26,000)	(26,000)	101,000
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(2,699,000)	2,197,000	(1,152,000)
Inventories	1,666,000	(492,000)	1,611,000
Prepaid expenses and refundable income taxes	520,000	(488,000)	(211,000)
Accounts payable, accrued expenses and income taxes payable	900,000	(1,417,000)	497,000
Net Cash Provided by Operating Activities	3,848,000	3,312,000	6,635,000
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(742,000)	(885,000)	(880,000)
Purchases of short-term investments	(900,000)	—	(3,504,000)
Maturities of short-term investments	—	1,300,000	—
Net Cash Provided by (Used in) Investing Activities	(1,642,000)	415,000	(4,384,000)
FINANCING ACTIVITIES
Payment of long-term debt	(1,500,000)	(1,500,000)	(1,500,000)
Dividends paid	(1,287,000)	(1,285,000)	(1,249,000)
Net Cash Used in Financing Activities	(2,787,000)	(2,785,000)	(2,749,000)
Effect of Foreign Exchange Rate Changes	110,000	(51,000)	(61,000)
Increase (Decrease) in Cash and Cash Equivalents	(471,000)	891,000	(559,000)

Cash and Cash Equivalents at Beginning of Year	1,307,000	416,000	975,000
Cash and Cash Equivalents at End of Year	$836,000	$1,307,000	$416,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
Balance at December 31, 2000	3,568,385	$6,396,000	$—	$31,116,000	$(228,000)	$37,284,000
Dividends ($.33 per share)	—	—	—	(1,249,000)	—	(1,249,000)
Grant of restricted stock	—	200,000	(200,000)	—	—	—
Amortization of unearned compensation	—	—	50,000	—	—	50,000
Comprehensive income:
Net income	—	—	—	3,505,000	—	3,505,000
Foreign currency translation adjustments	—	—	—	—	(61,000)	(61,000)
Cumulative effect of change in accounting for derivatives net of applicable income taxes of $85,000	—	—	—	—	127,000	127,000
Amortization to income of cumulative effect of change in accounting for derivatives net of applicable income tax benefit of $17,000	—	—	—	—	(26,000)	(26,000)
Total comprehensive income 2001						3,545,000
Balance at December 31, 2001	3,568,385	6,596,000	(150,000)	33,372,000	(188,000)	39,630,000
Dividends ($.35 per share)				(1,285,000)		(1,285,000)
Issuance of restricted stock	5,894	—	—	—	—	—
Amortization of unearned compensation	—	—	67,000	—	—	67,000
Comprehensive income:
Net income	—	—	—	1,781,000	—	1,781,000
Foreign currency translation adjustments	—	—	—	—	(51,000)	(51,000)
Amortization to income of cumulative effect of change in accounting for derivatives net of applicable income tax benefit of $17,000	—	—	—	—	(26,000)	(26,000)
Total comprehensive income 2002						1,704,000
Balance at December 31, 2002	3,574,279	6,596,000	(83,000)	33,868,000	(265,000)	40,116,000
Dividends ($.36 per share)	—	—	—	(1,287,000)	—	(1,287,000)
Issuance of restricted stock	5,894	—	—	—	—	—
Amortization of unearned compensation	—	—	67,000	—	—	67,000
Comprehensive income:
Net income	—	—	—	2,013,000	—	2,013,000
Foreign currency translation adjustments	—	—	—	—	110,000	110,000
Amortization to income of cumulative effect of change in accounting for derivatives net of applicable income tax benefit of $17,000	—	—	—	—	(26,000)	(26,000)
Total comprehensive income 2003						2,097,000
Balance at December 31, 2003	3,580,173	$6,596,000	$(16,000)	$34,594,000	$(181,000)	$40,993,000

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BUSINESS INFORMATION

Minuteman International, Inc.  (the “Company”) operates primarily in one business segment, which consists of the development, manufacture and marketing of commercial and industrial floor maintenance equipment and related products. The Company sells to a multitude of regional, national and international customers, primarily within the sanitary supply industry.  No single customer accounted for more than ten percent of net sales in 2003, 2002 or 2001.

The Company sells to affiliated (see note G of the Notes to Consolidated Financial Statements for additional information) and unaffiliated customers in foreign countries.  For 2003, 2002, and 2001, these sales aggregated $17,141,000, $14,064,000 and $15,918,000, respectively, and were principally to customers in Canada, the Pacific Rim, the Middle East, Europe, and Latin America.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company (an Illinois corporation) and its wholly-owned subsidiaries, Multi-Clean, Minuteman PowerBoss, Inc., Minuteman Canada, Inc. and Minuteman European B.V. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. The Company’s policy is to generally not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms.

Inventories

Inventories at December 31, 2003 and 2002 are stated at the lower of cost or market using the last-in, first-out (LIFO) method for 42% and 49% of inventories, respectively.  The first-in, first-out (FIFO) method is used for the remainder.  Inventories at December 31, 2003 and 2002 consist of the following:

	2003	2002
Inventories at FIFO cost:
Finished goods	$7,116,000	$6,227,000

Work in process	7,219,000	9,306,000

Raw materials	4,935,000	5,442,000
	19,270,000	20,975,000
Less: LIFO reserve	(2,080,000)	(2,119,000)
Total Inventories	$17,190,000	$18,856,000

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost.  Depreciation is computed by both the straight line and accelerated methods for financial reporting purposes and by the accelerated method for tax purposes.  Estimated useful lives for buildings and improvements range from 15 to 40 years. All other property, plant and equipment lives range from 3 to 7 years.

Goodwill and Other Intangible Assets

The Company has classified as goodwill the cost in excess of the fair value of net assets of businesses acquired. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 effective January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment annually at the reporting unit level using a two-step impairment test. If the first step indicates goodwill is impaired, the second step must be completed to determine the amount of the impairment. During 2002 the Company, utilizing an independent third party firm, completed its initial test of goodwill by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and market methodology for the reporting unit. As of January 1, 2002, the Company concluded there was no impairment. The Company performed its annual test of impairment as of October 1, 2003 and found no impairment.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency.  Accordingly, the balance sheet accounts of the foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date and income statement amounts have been translated using the average exchange rate for the year.  Foreign currency translation adjustments resulting from the change in exchange rates have been classified as a separate component of shareholders’ equity.

Cash Equivalents

The Company considers all bank certificates of deposit and Eurodollar certificate investments with a maturity of three months or less when purchased to be cash equivalents.

Short-Term Investments

Short-term investments have been categorized as available for sale and are stated at cost, which approximates fair value.  Investments, all of which are with domestic commercial banks, include certificates of deposit and Eurodollar and treasury certificates.

Research and Development Expenses

Research and development expenses for 2003, 2002 and 2001, approximated $1,453,000, $1,512,000 and $1,587,000, respectively.

Shipping and Handling Costs

The Company classifies shipping and handling costs it incurs as selling expenses in the accompanying consolidated statements of income.  Shipping and handling costs in 2003, 2002 and 2001 were $929,000, $788,000 and $779,000, respectively.  All shipping and handling amounts billed to customers are classified as net sales and the associated costs are recorded as cost of sales.

Advertising Costs

Advertising costs are expensed as incurred and were $574,000, $640,000 and $797,000 in 2003, 2002 and 2001, respectively.

Derivative Financial Instruments

As of January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was issued in June 1998 and its amendments, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and SFAS 138, “Accounting for Derivative Instruments and Certain Hedging Activities”, issued in June 1999 and June 2000, respectively (collectively referred to as SFAS No. 133).

As a result of adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective and designated as hedges, are recorded in other comprehensive income net of tax. Changes in fair values of derivatives not qualifying as hedges are reported as interest expense. The fair market value of the interest rate swap at December 31, 2003 and 2002 is classified as a non-current liability on the consolidated balance sheets.

The Company accounted for the accounting changes as a cumulative effect of a change in accounting principle.  The adoption of  SFAS No. 133, on January 1, 2001 resulted in an increase of $127,000, net of applicable income taxes of $85,000, to other comprehensive income.

In 2001, the Company determined that the interest rate swap did not qualify for hedge accounting in accordance with the applicable provisions of  SFAS No. 133, and therefore, the effect of adjusting the swap to market was $463,000 (net of tax benefit of $185,000), resulting in a $278,000 charge to net income.

In 2002, the Company continued to record the change in the fair market value of its swap as interest expense. The effect of adjusting the swap to market was $347,000 (net of tax benefit of $139,000), resulting in a $208,000 charge to net income.

In 2003, the Company continued to record the change in the fair market value of its swap as interest expense. The effect of adjusting the swap to market was a reduction of $283,000 (net of tax of $109,000), resulting in a $174,000 benefit to net income.

Prior to January 1, 2001, the Company also used interest rate swap contracts for hedging purposes.  For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest swap contracts were not recognized in income.  Gains or losses on any contracts terminated early were deferred and amortized to income over the remaining average life of the terminated contracts.

In 1998, the Company entered into an interest rate swap agreement to obtain a fixed interest rate on variable rate debt and reduce certain exposures to interest rate fluctuations.  At December 31, 2003 and 2002 the Company had interest rate swaps with notional amounts of $7,500,000 and $9,000,000, respectively.  The swaps will terminate on the same basis as the long-term debt repayment schedule ending November, 2005 (see note D of the Notes to Consolidated Financial Statements for additional information).  The swaps for 2003 and 2002 resulted in fixed rate payments at an effective interest rate of 6.2% and 6.1%, respectively. Variable rate payments are based on LIBOR interest rate plus an applicable margin (see note D of the Notes to Consolidated Financial Statements for additional information).

Customer Rebates

The cost of customer rebate programs is classified as a reduction of net sales. Rebate expense for 2003, 2002 and 2001 was $1,263,000, $1,227,000 and $1,171,000, respectively.

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

Changes in the Company’s warranty liability during the period are as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Year Ended December 31, 2003
Accrued warranties	$817,000	$383,000	$590,000	$610,000
Year Ended December 1, 2002
Accrued warranties	$711,000	$522,000	$416,000	$817,000
Year Ended December 31, 2001
Accrued warranties	$832,000	$501,000	$622,000	$711,000

(1) — Provision for warranty liability.

(2) — Warranty claims processed.

NOTE C — GOODWILL

On January 1, 2002 the Company applied the provisions of  SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized, but instead tested for impairment at least annually.

Net income and earnings per share adjusted to exclude amortization expense (net of taxes) is as follows:

	Year Ended December 31,
	2003	2002	2001
Reported net income	$2,013,000	$1,781,000	$3,505,000
Goodwill amortization	—	—	213,000
Adjusted net income	$2,013,000	$1,718,000	$3,718,000
Basic and diluted earnings per share:
Reported net income	$0.56	$0.50	$0.98
Goodwill amortization	—	—	0.06
Adjusted net income	$0.56	$0.50	$1.04

NOTE D — DEBT

Short Term Debt

The Company has an unsecured line of credit arrangement for a short-term debt facility with a financial institution which expires May 31, 2004.  Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and the financial institution.  There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At December 31, 2003 and 2002 there were no borrowings outstanding.

Long Term Debt

The Company has a term loan agreement with a financial institution.  This unsecured credit facility provides for an interest rate at LIBOR plus an applicable margin based upon the ratio of debt outstanding to the Company’s earnings before interest, taxes, depreciation and amortization and ranges from .70% to 1.15%.  The margin rate on this debt at December 31, 2003 and 2002 was .80% (see note F of the Notes to Consolidated Financial Statements for additional information). The effective interest rate on this debt at December 31, 2003 was 6.2%.  The Company agreed to maintain certain minimum financial ratios required by the loan agreement. At December 31, 2003 the Company was in compliance with the minimum financial ratios.

Maturities of long-term debt are as follows:

2004	$1,500,000
2005	6,000,000
2006	—
7,500,000
Less: current maturities	(1,500,000)
Long-term debt, less current maturities	$6,000,000

Interest paid for short-term and long-term debt obligations in 2003, 2002 and 2001 was $531,000, $615,000 and $708,000, respectively.

NOTE E — INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	Deferred Tax Assets (Liabilities)
	2003	2002
Accounts receivable allowance	$413,000	$276,000
Inventory capitalization and reserves	45,000	76,000
Property, plant and equipment tax depreciation in excess of book	(334,000)	(291,000)
Goodwill	(423,000)	(239,000)
Derivative financial instrument	154,000	274,000
Vacation accrual	180,000	125,000
Product warranty accrual	125,000	181,000
Health insurance accrual	15,000	14,000
Deferred income tax assets	$175,000	$416,000

The effective income tax rate differed from the Federal statutory rate as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	5.3	6.8	4.0
Extraterritorial Income benefit	(4.2)	(3.2)	(2.5)
Research and development tax credits	(3.5)	(3.6)	(1.9)
Other, net	3.5	(5.1)	(1.8)
Effective income tax rates	35.1%	28.9%	31.8%

The components of the provision (benefit) for income taxes are:

	Year Ended December 31,
	2003	2002	2001
Federal	$745,000	$478,000	$1,337,000
State	200,000	260,000	320,000
Foreign	143,000	(13,000)	(19,000)
Provision for income taxes	$1,088,000	$725,000	$1,638,000

The Company paid income taxes, net of refunds received, of $231,000, $2,306,000 and $987,000 in 2003, 2002 and 2001, respectively.

NOTE F — FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable.  The Company places its cash equivalents with high credit quality financial institutions, which are federally insured up to prescribed limits.  However, the amount of cash equivalents at any one institution may exceed the federally insured prescribed limits.  Concentrations of credit risks with regard to accounts receivable are limited due to the large number of customers comprising the Company’s customer base.  The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when incurred, have been within the range of management expectations.

In 1998, the Company entered into an interest rate swap agreement to obtain a fixed interest rate on variable rate debt and reduce certain exposures to interest rate fluctuations.  At December 31, 2003 and 2002 the Company had interest rate swaps with notional amounts of $7,500,000 and $9,000,000, respectively.  The swaps will terminate on the same basis as the long-term debt repayment schedule ending November, 2005 (see note D of the Notes to Consolidated Financial Statements for additional information).  The swaps for 2003 and 2002 resulted in fixed rate payments at an effective interest rate of 6.2% and 6.1%, respectively.  Variable rate payments are based on LIBOR interest rate plus an applicable margin (see note D of the Notes to Consolidated Financial Statements for additional information).

Interest rate differentials paid or received under this agreement are recognized as an adjustment to interest expense.  The Company does not hold or issue interest rate swap agreements for trading purposes.

In the event that a counterparty fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential.  The Company manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound.  The Company considers the risk of nonperformance to be remote. The net carrying amounts and fair values of the Company’s financial instruments are approximately the same.

NOTE G — RELATED PARTY TRANSACTIONS

Hako–Werke International GmbH & Co. (a German corporation) owns 68.1% of the outstanding common stock of the Company through a subsidiary.

The Company sold approximately $226,000, $497,000 and $715,000 of merchandise to Hako-Werke and certain of its subsidiaries during 2003, 2002 and 2001, respectively.  Amounts due from affiliates, which relate to these sales, are due within 90 days from the date of sale.

NOTE H — EMPLOYEE BENEFIT PLANS

The Company maintains a participatory defined contribution plan for substantially all employees under Section 401(k) of the Internal Revenue Code.  In addition to a discretionary contribution, the Company also matches employee contributions based upon a formula up to a specified maximum.  Contributions to the plan and related expense were $268,000, $365,000 and $365,000 for the years ended 2003, 2002 and 2001 respectively.

NOTE I — RESTRICTED STOCK PLAN

On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Company common stock. The maximum number of Company common stock available for issuance is 150,000 shares. At December 31, 2003 and 2002 there were 131,140 shares available to be granted.  As of December 31, 2003 and December 31, 2002, 18,860 shares have been granted.

On May 1, 2003 the shareholders approved an amendment to the Restricted Stock Plan changing the vesting period for any future award to a period not to exceed two years.  At the sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that an employee is terminated (except due to retirement, death or total disability) prior to the end of the vesting period, the non-vested portion of the award will be forfeited.  However, in the event of an employee’s retirement, death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares granted under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity. The unearned portion is amortized as compensation expense ($67,000 in 2003 and 2002) on a straight-line basis over the related vesting period. At December 31, 2003, 11,788 shares were issued as they were fully vested.

NOTE J — COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year Ended December 31,
	2003	2002	2001
Foreign currency translation adjustments	$(230,000)	$(340,000)	$(289,000)
Cumulative effect of change in accounting for derivatives net of applicable taxes of $85,000	127,000	127,000	127,000
Amortization to income of cumulative effect of change in accounting for derivatives, net of income tax benefit of $17,000 in 2003, 2002 and 2001	(78,000)	(52,000)	(26,000)
Total accumulated other comprehensive loss	$(181,000)	$(265,000)	$(188,000)

NOTE K — COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

The Company and its subsidiaries lease certain manufacturing, warehousing, other facilities, equipment and autos.  The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.  The following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003:

2004	$871,000
2005	685,000
2006	498,000
2007	414,000
2008	191,000
Total	$2,659,000

Rental expense for operating leases amounted to $987,000, $842,000 and $753,000, in 2003, 2002 and 2001, respectively.

Purchase Commitments

As of December 31, 2003, the company had approximately $984,000 of purchase commitments with some suppliers for materials and supplies as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for either early termination or failure to purchase contracted quantities. The company does not expect potential payments under these provisions to materially affect its results of operations or financial condition.

Performance Guarantees

The Company is party to financing agreements between leasing companies and distributors.  The agreements contain repurchase provisions, whereby the Company will, upon default of the customer, repurchase the equipment from the leasing companies. The terms of the guarantees are related to the standard equipment lease terms. The maximum potential amount of future payments the Company could be required to make under these guarantees at December 31, 2003 is $40,000.

The Company issued a letter of credit during the normal course of business, as required by a customer contract. The letter of credit has an  expiration date of May 1, 2004, but may be automatically extended for additional consecutive one-year terms. The maximum potential amount of future payments the Company could be required to make under this guarantee at December 31, 2003 is $50,000. As of January 30, 2004 the letter of credit has been cancelled.

NOTE L — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

	Three Months Ended
2003	March 31	June 30	September 30	December 31
Net sales	$18,634,000	$19,258,000	$18,228,000	$18,228,000
Gross profit	5,554,000	5,876,000	5,419,000	5,465,000
Net income	473,000	654,000	387,000	499,000
Net income per common share — basic & diluted	$.13	$.18	$.11	$.14

	Three Months Ended
2002	March 31	June 30	September 30	December 31
Net sales	$19,261,000	$19,918,000	$17,356,000	$15,416,000
Gross profit	5,569,000	6,046,000	5,138,000	4,310,000
Net income	609,000	652,000	156,000	364,000
Net income per common share — basic & diluted	$.17	$.18	$.04	$.10

Quarterly per share information does not equal annual per share information due to rounding.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

The company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal fourth quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required to be set forth herein is contained under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement, with respect to directors and executive officers of the Company and is incorporated herein by reference in response to this item. In addition the information included under the heading “Corporate Governance” in the 2004 Proxy Statement regarding the company’s Code of  Business Conduct and Ethics and information identifying the financial expert who serves on the Audit Committee of  the Company’s Board of Directors  is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be set forth herein is under “Election of Directors—Executive Management Compensation” and “Performance Graph” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required to be set forth herein is contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement and is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

The information required to be set forth herein is contained under “Board of Director Interlocks, Insider Participation and Related Transactions” in the 2004 Proxy Statement and is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information required to be set forth herein is contained under “Independent Auditor Fee Information” in the 2004 Proxy Statement and is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

The Report of Independent Auditors, the financial statements and the financial statement schedule listed in the accompanying index to financial statements are filed herewith.

(a) (3) and (c) Exhibits

The Exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the financial statement schedule.

(b)                                 Reports on Form 8-K:

The Company filed one report on Form 8-K for the quarter ended December 31, 2003. Information regarding the items reported on is as follows: On November 4, 2003 the Company issued a press release announcing third quarter 2003 earnings and a quarterly dividend.

ITEM 15(a) (1) AND (2)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

December 31, 2003

The following consolidated financial statements of Minuteman International, Inc. and subsidiaries are included in Item 8 of Part II:

Consolidated Balance Sheets -December 31, 2003 and 2002

Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity -Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows -Years Ended December 31, 2003, 2002 and 2001

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$987,000	$413,000	$61,000	(1)	$1,339,000
Reserve for obsolete inventory	1,011,000	153,000	101,000	(2)	1,063,000

Year Ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	720,000	370,000	103,000	(1)	987,000
Reserve for obsolete inventory	1,122,000	(111,000)	—	(2)	1,011,000

Year Ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	562,000	379,000	221,000	(1)	720,000
Reserve for obsolete inventory	1,120,000	43,000	41,000	(2)	1,122,000

(1) — Uncollectible accounts written off, net of recoveries.

(2) — Inventory disposals.

MINUTEMAN INTERNATIONAL, INC.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

NO.	DESCRIPTION AND PAGE OR INCORPORATION REFERENCE

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3 (a) of the Registrant’s Form S-18 Registration Statement, Registration Number 33-11858).

3.1(b)	Amendment to the Articles of Incorporation (incorporated herein by reference to Registrant’s Form 10-Q and Form 10-Q/A for the quarter ended June 30, 2000).

3.2	By-laws (incorporated herein by reference to Registrant’s Form 10-Q and Form 10-Q/A for the quarter ended March 31, 2000).

4	Specimen Certificate for Common Stock, no par value (incorporated herein by reference to Exhibit 4 of the Registrant’s For S-18 Registration Statement, Registration Number 33-11858).

10.1

Agreement dated as of February 9, 1987, with respect to trademark between the Company and Hako-Werke International GmbH (incorporated herein by reference to Exhibit 10 (c) of the Registrant’s Form S-18 Registration Statement, Registration Number 33-11858).

10.2

Agreement dated March 1, 1994 with respect to worldwide distribution/marketing and trademarks between the Company and Hako-Werke International GmbH (incorporated herein by reference to Exhibit 10 (f) at Page 18 of Form 10-K Annual Report for fiscal year ended December 31, 1994).

10.3*

Specimen form of Employment Agreement between the Company and its executive officers (with the exception of the president) (incorporated herein by reference to Exhibit 10 (c) at Page 18 of Form 10K Annual Report for fiscal year ended December 31, 1991).

10.4*	Employment Agreement dated as of July 13, 2001, between the Company and Gregory J. Rau (incorporated herein by reference to Exhibit 99.1 on Form 10-Q for the quarter ended June 30, 2001).

10.5*

First amendment to employment agreement between Minuteman International, Inc. and Gregory J. Rau, dated as of July 31, 2003, effective January 1, 2003 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q for the quarter ended June 30, 2003).

10.6*	Minuteman International, Inc. 2000 Restricted Stock Plan (incorporated herein by reference to Exhibit 4.1 on Form S-8, No. 333-36324 filed on May 4, 2000).

10.7*	Amendment No. 1 to the Minuteman International, Inc. 2000 Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2003).

14	Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a) (3) of Form 10-K.

Minuteman International, Inc. will furnish any of the aforementioned exhibits indicated above to requesting security holders upon written request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

Minuteman International, Inc.

By:	/s/ Gregory J. Rau
Gregory J. Rau, President and Chief Executive Officer

By:	/s/ Thomas J. Nolan
Thomas J. Nolan, Vice President, Chief Financial Officer, Secretary and Treasurer

By:	/s/ James A. Berg
James A. Berg, Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/s/ Gregory J. Rau
Gregory J. Rau	President, Chief Executive Officer and Director

/s/ Thomas J. Nolan
Thomas J. Nolan	Vice President, Chief Financial Officer, Secretary, Treasurer and Director

/s/ Eckart Kottkamp
Eckart Kottkamp	Director

/s/ Roger B. Parsons
Roger B. Parsons	Director

/s/ Frank R. Reynolds
Frank R. Reynolds	Director

/s/ James C. Schrader, Jr.
James C. Schrader Jr.	Director

/s/ Richard J. Wood
Richard J. Wood	Director