Form 10-Q
period 2004-03-31
MINUTEMAN INTERNATIONAL INC
filed 2004-05-10
CIK 810876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of common stock, no par value, of the registrant outstanding as of March 31, 2004 was 3,580,173.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2004	Audited December 31, 2003
ASSETS
Current assets:
Cash & cash equivalents	$1,477,000	$836,000
Short-term investments	2,700,000	5,800,000
Accounts receivable, less allowances of $1,449,000 in 2004 and $1,339,000 in 2003	20,912,000	18,136,000
Due from affiliates	24,000	19,000
Inventories	18,769,000	17,190,000
Prepaid expenses	721,000	403,000
Deferred income taxes	844,000	778,000
Total current assets	45,447,000	43,162,000

Property, plant and equipment, at cost	25,639,000	25,379,000
Accumulated depreciation	(18,508,000)	(18,158,000)
Net property, plant and equipment	7,131,000	7,221,000

Intangible assets, net of amortization of $1,066,000 in 2004 and 2003	5,201,000	5,201,000
Total assets	$57,779,000	$55,584,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,500,000	$1,500,000
Accounts payable	4,600,000	2,552,000
Accrued expenses	3,124,000	3,384,000
Income taxes	319,000	108,000
Total current liabilities	9,543,000	7,544,000

Long-term debt, less current maturities	6,000,000	6,000,000
Derivative financial instrument	495,000	444,000
Deferred income taxes	609,000	603,000
Total liabilities	16,647,000	14,591,000
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 3,580,173 shares issued and outstanding at March 31, 2004 and December 31, 2003	6,596,000	6,596,000
Retained earnings	34,721,000	34,594,000
Unearned restricted stock	—	(16,000)
Accumulated other comprehensive loss	(185,000)	(181,000)
Total shareholders’ equity	41,132,000	40,993,000
Total liabilities and shareholders’ equity	$57,779,000	$55,584,000

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net sales	$19,810,000	$18,634,000

Cost of sales	13,907,000	13,080,000

Gross profit	5,903,000	5,554,000

Operating expenses:
Selling	3,696,000	3,451,000
General and administrative	1,319,000	1,131,000

Total operating expenses	5,015,000	4,582,000

Income from operations	888,000	972,000

Other income (expense):
Interest income	2,000	7,000
Interest expense	(157,000)	(199,000)
Other, net	(25,000)	(2,000)

Total other expense	(180,000)	(194,000)

Income before income taxes	708,000	778,000

Provision for income taxes	259,000	305,000

Net income	$449,000	$473,000

Weighted average number of common shares outstanding
• Basic	3,586,724	3,580,437

• Diluted	3,587,245	3,587,245

Net income per common share - basic and diluted	$0.13	$0.13

Dividends per share of common stock	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31,2003
OPERATING ACTIVITIES
Net income	$449,000	$473,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	350,000	398,000
Compensation earned under restricted stock plan	16,000	18,000
Deferred income taxes	(60,000)	—
Derivative financial instrument	51,000	63,000
Other	(6,000)	(7,000)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(2,781,000)	(2,293,000)
Inventories	(1,579,000)	(2,594,000)
Prepaid expenses and refundable income taxes	(318,000)	129,000
Accounts payable, accrued expenses and income taxes payable	1,999,000	1,554,000

Net cash used in operating activities	(1,879,000)	(2,259,000)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(260,000)	(98,000)
Maturities of short-term investments	3,100,000	2,100,000

Net cash provided by investing activities	2,840,000	2,002,000

FINANCING ACTIVITIES
Dividends paid	(322,000)	(322,000)

Net cash used in financing activities	(322,000)	(322,000)

Effect of foreign exchange rate changes	2,000	52,000

Increase (decrease) in cash and cash equivalents	641,000	(527,000)

Cash and cash equivalents at beginning of period	836,000	1,307,000

Cash and cash equivalents at end of period	$1,477,000	$780,000

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

The Condensed Consolidated Balance Sheet as of March 31, 2004 and the Condensed Consolidated Statements of Income and Cash Flows for the three months ended March 31, 2004 in the opinion of the Company, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial Statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2003.  The results of operations for fiscal 2004 interim periods are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2004.

Note 2—Inventories

It is the Company’s policy to take annual physical inventories, in conjunction with the preparation of the annual financial statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended March 31, 2004, and the components of the December 31, 2003 inventories, based on the physical count, and primarily on a LIFO basis, were as follows:

	March 31, 2004	December 31, 2003
Finished goods	$8,012,000	$7,116,000
Work in process	8,251,000	7,219,000
Raw materials	4,713,000	4,935,000
	20,976,000	19,270,000
Less LIFO reserve	(2,207,000)	(2,080,000)
Total at LIFO cost	$18,769,000	$17,190,000

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

Note 4—Line of Credit

The Company has an unsecured line of credit with a financial institution, which expires May 31, 2004.  Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution.  There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At March 31, 2004 there were no borrowings outstanding.

Note 5—Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective and designated as hedges, are recorded in other comprehensive income net of tax. Changes in fair values of derivatives not qualifying as hedges are reported as interest expense. The fair market value of the interest rate swap at March 31, 2004 and December 31, 2003 is classified as a non-current liability on the condensed consolidated balance sheets.

The Company records the change in the fair market value of its interest rate swap as interest expense. The effect of adjusting the interest rate swap to market in the first quarter of 2004 was $40,000, resulting in a $24,000 (net of a tax benefit of $16,000) charge to net income.

Note 6—Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income	$449,000	$473,000

Foreign currency translation adjustments	2,000	52,000

Amortization to income of cumulative effect of change in accounting for derivatives net of income tax benefit	(6,000)	(6,000)

Comprehensive income	$445,000	$519,000

Note 7—Restricted Stock Plan

On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Company common stock. The maximum number of shares of Company common stock available for issuance is 150,000 shares.  At March 31, 2004 and December 31, 2003 there were 131,140 shares available to be granted.  As of March 31, 2004 and December 31, 2003, awards with respect to 18,860 shares have been granted.

On May 1, 2003 the shareholders approved an amendment to the Restricted Stock Plan changing the vesting period for any future award to a period not to exceed two years.  At the sole discretion of the Company, restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that an employee is terminated (except due to retirement, death or total disability) prior to the end of the vesting period, the non-vested portion of the award will be forfeited.  However, in the event of an employee’s retirement, death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares granted under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion of the award is amortized as compensation expense ($16,000 and $18,000 in the first quarter of 2004 and 2003, respectively) on a straight-line basis over the related vesting period. At March 31, 2004, 11,788 shares were issued in connection with fully vested awards.

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

Note 9—Guarantees

Performance Guarantees

The Company is party to financing agreements between leasing companies and distributors.  The agreements contain repurchase provisions, whereby the Company will, upon default of the customer, repurchase the equipment from the leasing companies. The terms of the guarantees are related to the standard equipment lease terms. The maximum potential amount of future payments the Company could be required to make under these guarantees at March 31, 2004 is $45,000.

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

Changes in the Company’s warranty liability during the period were as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions (2)	Balance at End of Period
For the three months ended March 31, 2004
Accrued warranties	$610,000	$182,000	$143,000	$649,000

(1) — Provision for warranty liability.

(2) — Warranty claims processed.

Note 10— Subsequent Events

On April 5, 2004, the Company announced that it had received a letter from Hako-Werke International GmbH, a German corporation (“Hako-Werke International”), expressing an interest in acquiring all of the outstanding shares of common stock of the Company that are not already owned by a subsidiary of Hako-Werke International.  Hako-Werke International owns, through its subsidiary, approximately 68% of the issued and outstanding common stock of the Company.

The Board of Directors of the Company has formed a Special Committee of independent directors to review the offer price and other terms of the proposed transaction.  The Special Committee has retained its own legal counsel and independent financial advisor to assist it in evaluating the proposed transaction on behalf of the public shareholders of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements.  The preparation of these financial statements is based upon the selection and application of significant accounting policies, which require management to make significant estimates and judgments that affect the amounts reported in these financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Accounting Policies and Critical Accounting Estimates

The Company believes the following are the accounting policies that affect its more significant judgments and estimates used in the preparation of consolidated financial statements.

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

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual future results may differ materially from those discussed in forward-looking statements. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to the Company. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that the actual results will not differ materially from those contained in such forward-looking statements. The following are some of the factors that could cause the Company’s financial condition to differ materially from what the Company has anticipated in forward-looking statements: the effectiveness of operating and technology initiatives and advertising and promotional efforts, as well as changes in: global and local business and economic conditions; currency exchange and  interest rates; labor and other operating costs; political or economic instability in local markets; disruptions from outbreak of hostilities, war or terrorists’ attacks; competition; customer preferences; effects of unanticipated materially adverse litigation or product claims; unexpected product failures or non-acceptance of new products by the market; legislation and governmental regulation; and accounting policies and practices. The foregoing list of important factors is not exclusive.

Results of Operations

Net Sales and Earnings

Net sales were $19,810,000 in the first quarter of 2004, compared to $18,634,000 in the first quarter of 2003 an increase of $1,176,000 or 6.3%. Domestic sales in the first quarter of 2004 increased 8.2% on increased demand from the Company’s domestic dealers for commercial equipment, partially offset by an 16.6% decrease in domestic industrial sales and a 14.8% decrease in domestic chemical sales.  Total international sales for the first quarter of 2004 were $4,422,000 an increase of 0.2% compared to $4,411,000 for the first quarter of 2003. Excluding foreign currency exchange effects, total international sales decreased 5.3%.  International sales of commercial equipment increased 6.6% over the previous year quarter. International industrial equipment sales and chemical sales for the first quarter of 2004 decreased 2.7% and 39.2%, respectively from the previous year quarter. Excluding foreign currency exchange effects, international commercial and chemical product sales decreased 6.9%. Gross profit dollars increased 6.3% in the first quarter of 2004 from the comparable prior year period due to the increase in sales.  Net income for the first quarter of 2004 was $449,000 or $0.13 per common share, a decrease of $24,000 from the prior year’s first quarter. The decrease in net income was primarily due to higher selling, general and administrative costs, partially offset by a reduction in interest expense.

Operating Expenses

Selling expenses in the first quarter of 2004 were $3,696,000, an increase of 7.1% from the first quarter of 2003. Higher payroll and health insurance costs, increased rent and auto lease expense contributed to the increase in selling expenses quarter over quarter partially offset by a decrease in promotional expense. General and administrative expenses in the first quarter of 2004 were $1,319,000, an increase of 16.6% compared to the first quarter of 2003. The increase was primarily related to higher payroll, health insurance costs, casualty insurance and professional fees.

Other Income/Expense

Other expense in the first quarter of 2004 decreased $14,000 from the prior year quarter primarily due to a decrease in interest expense.

The Company incurred interest expense, related principally to debt obligations, of $157,000 and $199,000 for the quarter ended March 31, 2004 and 2003, respectively.  Included in the interest expense for the first quarter of 2004 is $51,000 related to the change in fair market value of the derivative financial instrument and income of $11,000 related to amortization of cumulative effect of change in accounting for the derivative. In the first quarter of 2003 interest expense included $63,000 related to the change in fair market value of the derivative financial instrument and income of $11,000 related to amortization of cumulative effect of change in accounting for the derivative.

Income Taxes

The effective income tax rate was approximately 37% for the first quarter of 2004 and 39% for the first quarter of 2003.

Liquidity, Capital Resources and Financial Condition

At March 31, 2004, cash and cash equivalents and short-term investments totaled $4.2 million, down from $6.6 million at December 31, 2003. The Company had working capital of $35.9 million at March 31, 2004 and $35.6 million at December 31, 2003. This represented a current ratio of 4.8 for 2004 and 5.7 for

2003. At March 31, 2004, total short-term and long-term debt was $7.5 million and represented 18.2% of stockholders’ equity. At December 31, 2003, total short-term and long-term debt was $7.5 million and represented 18.3% of stockholders’ equity. At March 31, 2004 and December 31, 2003, the Company had shareholders’ equity of $41.1 million and $41.0 million, respectively, which when compared to total liabilities represented an equity to liability ratio of 2.5 and 2.8, respectively.

During the first three months of 2004 and 2003, the Company used $1.9 million and $2.3 million, respectively in cash flows from operating activities, which represents the Company’s principal source of cash. During the first three months of 2004, cash used in operating activities resulted from the changes in operating working capital, primarily a $2.8 million increase in accounts receivable and $1.6 million increase in inventories. The increase in accounts receivable is primarily a result of higher sales in the first quarter of 2004 compared to the first quarter of 2003. The increase in inventories resulted from planned increases for new product introductions.

Cash provided by investing activities was $2,840,000 in the first three months of fiscal year 2004, an increase of $838,000 from the comparable period in 2003. The increase is due to the increase in maturities of short-term investments in the first three months of 2004 compared to the first three months of 2003, partially offset by a $162,000 increase in capital expenditures.

Cash used in financing activities was $322,000 in the first three months of 2004 and 2003. Financing activities consisted of dividend payments.

The Company has sufficient capital resources to meet business and liquidity needs as they arise.  The Company has an unsecured line of credit with a financial institution, which expires May 31, 2004. Under the terms of this facility the Company may borrow up to $5 million on terms mutually agreeable to the Company and financial institution. There are no requirements for compensating balances or restrictions of any kind involved in this arrangement.  At March 31, 2004 there were no borrowings outstanding. The Company foresees no unusual future events that will materially change the foregoing summary.

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

The Company has also entered into an interest rate swap agreement to obtain a fixed interest rate on variable rate debt to reduce certain exposures to interest rate fluctuations. In the event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential. The Company manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound. The Company considers the risk of nonperformance to be remote.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer, its Chief Financial Officer and its Chief Accounting Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company is made known to them by others within the Company, particularly during the period for which this quarterly report was prepared.

During the period covered by this report, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 5.  Other Information

On April 5, 2004, the Company announced that it had received a letter from Hako-Werke International expressing an interest in acquiring all of the outstanding shares of common stock of the Company that are not already owned by a subsidiary of Hako-Werke International.  Hako-Werke International owns, through its subsidiary, approximately 68% of the issued and outstanding common stock of the Company.

The Board of Directors of the Company has formed a Special Committee of independent directors to review the offer price and other terms of the proposed transaction.  The Special Committee has retained its own legal counsel and independent financial advisor to assist it in evaluating the proposed transaction on behalf of the public shareholders of the Company.

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

(b)   Reports on Form 8-K:

1.               The Company filed a report on Form 8-K on January 21, 2004 pursuant to Item 5, “Other Events and Regulation FD Disclosure” announcing  the resignation of  Stephen A. Schroeder, Vice President of Sales for the Commercial Division of the Company.

2.               The Company filed a report on Form 8-K on March 1, 2004 pursuant to Item 12, “Results of Operations and Financial Condition” announcing earnings for the quarter and year ended December 31, 2003 and a quarterly dividend.

3.               The Company filed a report on Form 8-K on April 5, 2004 pursuant to Item 5, “Other Events and Regulation FD Disclosure” that it had received a letter from Hako-Werke International, expressing an interest in acquiring all of the outstanding shares of common stock of the Company that are not already owned by a subsidiary of Hako-Werke International.

4.               The Company filed a report on Form 8-K on April 14, 2004 pursuant to Item 5, “Other Events and Regulation FD Disclosure” announcing that it had appointed Brian Slack as its Vice President of Sales, effective April 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	May 10, 2004
Gregory J. Rau	Date
President, Chief Executive Officer and Director

/s/ Thomas J. Nolan	May 10, 2004

Thomas J. Nolan

Date

Chief Financial Officer, Secretary, Treasurer and Director

/s/ James A. Berg	May 10, 2004

James A. Berg

Date

Chief Accounting Officer