Form 10-Q
period 2004-06-30
MINUTEMAN INTERNATIONAL INC
filed 2004-08-02
CIK 810876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of common stock, no par value, of the registrant outstanding as of July 30, 2004 was 3,586,068.

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2004	Audited December 31, 2003
ASSETS
Current assets:
Cash & cash equivalents	$998,000	$836,000
Short-term investments	1,700,000	5,800,000
Accounts receivable, less allowances of $1,588,000 in 2004 and $1,339,000 in 2003	23,018,000	18,136,000
Due from affiliates	28,000	19,000
Inventories	18,464,000	17,190,000
Prepaid expenses	589,000	403,000
Deferred income taxes	897,000	778,000
Total current assets	45,694,000	43,162,000

Property, plant and equipment, at cost	25,724,000	25,379,000
Accumulated depreciation	(18,848,000)	(18,158,000)
Net property, plant and equipment	6,876,000	7,221,000
Intangible assets, net of amortization of $1,066,000 in 2004 and 2003	5,201,000	5,201,000
Other assets	490,000	—
Total assets	$58,261,000	$55,584,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,500,000	$1,500,000
Accounts payable	4,049,000	2,552,000
Accrued expenses	3,712,000	3,384,000
Income taxes payable	922,000	108,000
Total current liabilities	10,183,000	7,544,000

Long-term debt, less current maturities	5,250,000	6,000,000
Derivative financial instrument	265,000	444,000
Deferred income taxes	723,000	603,000
Total liabilities	16,421,000	14,591,000
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 3,586,068 and 3,580,173 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	6,584,000	6,596,000
Retained earnings	35,472,000	34,594,000
Unearned restricted stock	—	(16,000)
Accumulated other comprehensive loss	(216,000)	(181,000)
Total shareholders’ equity	41,840,000	40,993,000
Total liabilities and shareholders’ equity	$58,261,000	$55,584,000

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	$21,067,000	$19,258,000	$40,877,000	$37,892,000

Cost of sales	14,182,000	13,382,000	28,089,000	26,462,000

Gross profit	6,885,000	5,876,000	12,788,000	11,430,000

Operating expenses:
Selling	3,827,000	3,527,000	7,523,000	6,979,000
General and administrative	1,395,000	1,216,000	2,714,000	2,347,000

Total operating expenses	5,222,000	4,743,000	10,237,000	9,326,000

Income from operations	1,663,000	1,133,000	2,551,000	2,104,000

Other income (expense):
Interest income	—	2,000	2,000	9,000
Interest expense	126,000	(24,000)	(31,000)	(223,000)
Other, net	36,000	(9,000)	11,000	(10,000)

Total other income (expense)	162,000	(31,000)	(18,000)	(224,000)

Income before income taxes	1,825,000	1,102,000	2,533,000	1,880,000

Provision for income taxes	751,000	448,000	1,010,000	753,000

Net income	$1,074,000	$654,000	$1,523,000	$1,127,000

Weighted average number of common shares outstanding
• Basic	3,586,068	3,582,009	3,586,068	3,581,227

• Diluted	3,586,068	3,587,245	3,586,068	3,587,245

Net income per common share - basic and diluted	$0.30	$0.18	$0.42	$0.31

Dividends per share of common stock	$0.09	$0.09	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
OPERATING ACTIVITIES
Net income	$1,523,000	$1,127,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	690,000	751,000
Compensation earned under restricted stock plan	16,000	36,000
Deferred income taxes	1,000	46,000
Derivative financial instrument	(179,000)	(42,000)
Other	(25,000)	(13,000)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	(4,891,000)	(5,046,000)
Inventories	(1,274,000)	(1,127,000)
Prepaid expenses and refundable income taxes	(186,000)	432,000
Accounts payable, accrued expenses and income taxes payable	2,639,000	1,307,000

Net cash used in operating activities	(1,686,000)	(2,529,000)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(345,000)	(282,000)
Maturities of short-term investments	4,100,000	3,600,000

Net cash provided by investing activities	3,755,000	3,318,000

FINANCING ACTIVITIES
Dividends paid	(645,000)	(644,000)
Payment of current maturity of long-term debt	(750,000)	(750,000)
Other assets	(490,000)	—

Net cash used in financing activities	(1,885,000)	(1,394,000)

Effect of foreign exchange rate changes	(22,000)	123,000

Increase (decrease) in cash and cash equivalents	162,000	(482,000)

Cash and cash equivalents at beginning of period	836,000	1,307,000

Cash and cash equivalents at end of period	$998,000	$825,000

See accompanying notes to condensed consolidated financial statements.

MINUTEMAN INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 30, 2004 and the Condensed Consolidated Statements of Income and Cash Flows for the three and six months ended June 30, 2004 in the opinion of the Company, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows, as of and for the periods then ended.  Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed Financial Statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2003.  The results of operations for fiscal 2004 interim periods are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2004.

Note 2—Inventories

It is the Company’s policy to take an annual physical inventory, in conjunction with the preparation of the annual financial statements. At times, other than year-end, it is necessary to estimate the breakdown of raw materials, work-in-process, and finished goods inventories.  The estimate for the period ended June 30, 2004, and the components of the December 31, 2003 inventories, based on the physical count, both primarily on a LIFO basis, were as follows:

	June 30, 2004	December 31, 2003
Finished goods	$7,880,000	$7,116,000
Work in process	7,662,000	7,219,000
Raw materials	5,017,000	4,935,000
	20,559,000	19,270,000
Less LIFO reserve	(2,095,000)	(2,080,000)
Total at LIFO cost	$18,464,000	$17,190,000

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

Note 4—Line of Credit

The Company has an unsecured credit facility with LaSalle Bank National Association.  Under the terms of this facility the Company may borrow up to $5 million under a revolving loan facility and has borrowed $14,000,000 under a term loan facility.  At June 30, 2004 there were no borrowings outstanding under the revolving line of credit and $6,750,000 in principal outstanding under the term loan facility.  There are no requirements for compensating balances involved in this arrangement.  The revolving facility expires May 31, 2005.  The term loan is repayable in semi-annual installments of $750,000, with the final remaining balance being due on June 30, 2011.

On July 8, 2004, the Company and the lender entered into an amendment to the credit facility pursuant to which, among other things, the lender committed, subject to the satisfaction of certain conditions, including the closing of the merger of a wholly owned subsidiary of Hako-Werke International GmbH (“Hako-Werke International”), a limited liability entity organized under the laws of Germany with and into the Company becoming effective, (i) to make a supplemental term loan to the Company in the amount of the difference between $17,500,000 and the then outstanding principal balance of the term loan to fund the Company’s portion of the merger consideration as described above and (ii) to modify the financial covenants under the facility to, in part, take account of the merger.  The maturity date and installment amounts for the term loan (as increased by the supplemental term loan) pursuant to the amendment remain unchanged, although the amortization schedule will be slightly modified.  If the merger does not become effective, the foregoing provisions would not become effective.

Note 5—Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks.  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective and designated as hedges, are recorded in other comprehensive income net of tax. Changes in fair values of derivatives not qualifying as hedges are reported as interest expense. The fair market value of the interest rate swap at June 30, 2004 and December 31, 2003 is classified as a non-current liability on the condensed consolidated balance sheets.

In the second quarter of 2004, the Company recorded the change in the fair market value of its interest rate swap as interest expense. The effect of adjusting the interest rate swap to market in the second quarter of 2004 was a reduction to expense of $240,000, resulting in a $142,000 (net of $98,000 in tax) benefit to net income.

Note 6—Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$1,074,000	$654,000	$1,523,000	$1,127,000

Foreign currency translation adjustments	(24,000)	71,000	(22,000)	123,000

Amortization to income of cumulative effect of change in accounting for derivatives net of income tax benefit of $4,000	(7,000)	(7,000)	(13,000)	(13,000)

Comprehensive income	$1,043,000	$718,000	$1,488,000	$1,237,000

Note 7—Restricted Stock Plan

On April 18, 2000 the shareholders approved the Minuteman 2000 Restricted Stock Plan, (“Restricted Stock Plan”), which is designed to attract and retain the services of key management employees by providing such persons with a proprietary interest in the Company through the granting of Company common stock. The maximum number of shares of Company common stock available for issuance is 150,000 shares.  At June 30, 2004 and 2003 there were 131,140 shares available to be granted.  As of June 30, 2004, awards with respect to 17,683 shares have been granted.

On May 1, 2003 the shareholders approved an amendment to the Restricted Stock Plan changing the vesting period for any future award to a period not to exceed two years.  At the sole discretion of the Company, an award of restricted stock may be awarded to an eligible employee based upon certain conditions and restrictions including, but not limited to, past and continued service with the Company, achievement of specific business objectives, superior work performance, and other measurements of individual or Company performance.  In the event that an employee is terminated (except due to retirement, death or total disability) prior to the end of the vesting period, the non-vested portion of the award will be forfeited.  However, in the event of an employee’s retirement, death or total disability, or a change in control of the Company, the award shall immediately become fully vested.  Shares granted under the plan are recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award.  The unearned portion is amortized as compensation expense ($16,000 and $36,000 in the first six months of 2004 and 2003, respectively) on a straight-line basis over the related vesting period. At June 30, 2004, 17,683 shares were issued as they were fully vested.

Note 8—Commitments and Contingencies

Legal Matters

The Company is subject to various proceedings, lawsuits and other claims related to labor, products and other matters.  Included among these lawsuits are product liability claims seeking compensation for property damage, lost profits or other alleged damages, including in some cases, punitive damages.  The Company intends to vigorously defend the claims asserted against it in the pending litigation.

A determination of the amount of reserves required, if any, for each of these contingencies is made after careful analysis by the Company.  The reserves may change in the future due to new developments in each matter or changes in approach in resolving these claims.  While the Company believes that these contingencies will not have a material adverse effect on the financial condition of the Company, there can be no assurances that the matters will be resolved in a manner that will not adversely affect the Company.

Note 9—Guarantees

Performance Guarantees

The Company is party to financing agreements between leasing companies and distributors.  The agreements contain repurchase provisions, whereby the Company will, upon default of the customer, repurchase the equipment from the leasing companies. The terms of the guarantees are related to the standard equipment lease terms. The maximum potential amount of future payments the Company could be required to make under these guarantees at June 30, 2004 is $55,000.

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

Changes in the Company’s warranty liability during the period were as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions (2)	Balance at End of Period
For the six months ended June 30, 2004
Accrued warranties	$610,000	$432,000	$383,000	$659,000

(1) — Provision for warranty liability.

(2) — Warranty claims processed.

Note 10— Subsequent Events

On July 8, 2004, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of July 8, 2004 (the “Merger Agreement”), with Hako-Werke International that beneficially owns approximately 68% of the Company’s common stock. The Merger Agreement provides for the merger of a wholly owned subsidiary of Hako-Werke International with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Hako-Werke International. If the merger becomes effective, Company shareholders who do not exercise dissenters’ rights under applicable law would receive $13.75 in cash (without interest), subject to any applicable withholding taxes, in exchange for each cancelled share of Company common stock. Consummation of the merger is subject to certain conditions, including the approval of the Company’s shareholders.  A $490,000 deferred asset for costs related to the merger with Hako-Werke International was recorded in the second quarter of 2004 and is reflected as other assets on the accompanying condensed consolidated balance sheet. The deferred asset will be reclassed as a reduction to equity when the merger transaction is completed.

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

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual future results may differ materially from those discussed in forward-looking statements. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to the Company. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that the actual results will not differ materially from those contained in such forward-looking statements. The following are some of the factors that could cause the Company’s financial condition to differ materially from what the Company has anticipated in forward-looking statements: the effectiveness of operating and technology initiatives and advertising and promotional efforts, as well as changes in: global and local business and economic conditions; currency exchange and interest rates; labor and other operating costs; political or economic instability in local markets; disruptions from outbreak of hostilities, war or terrorists’ attacks; competition; customer preferences; effects of unanticipated materially adverse litigation or product claims; unexpected

Results of Operations

Net Sales and Earnings

Net sales were $21,067,000 in the second quarter of 2004, compared to $19,258,000 in the second quarter of 2003 a increase of $1,809,000 or 9.4%. Domestic sales increased 3.9% from the prior year quarter, including an increase of 13.6% from industrial product sales and slight increases from commercial and chemical product sales. International sales for the second quarter of 2004 increased 29.6% over the second quarter of 2003. International sales of commercial and industrial product lines for the first quarter of 2004 increased 42.4% and 24.7%, respectively compared to the first quarter of 2003.Excluding foreign currency exchange effects, total international sales increased 27.5%.

Gross profit as a percent to sales increased 2.2% in the second quarter of 2004 from the comparable prior year period due to a favorable product mix from industrial customers, a one time price adjustment from one of the Company’s suppliers and a 2% decrease in overhead costs.

Net income for the second quarter of 2004 was $1,074,000 or $0.30 per common share, an increase of 64.2% from the prior year’s second quarter. The increase in net income was primarily due to increased revenues, an after-tax reduction in interest expense of $142,000 related to the change in fair market value of the derivative financial instrument compared with the second quarter of 2003 where interest expense included an after-tax reduction of $68,000 related to the change in fair market value of the derivative financial instrument.

Net sales for the first six months of fiscal year 2004 were $40,877,000 an increase of 7.9% over the first six months of fiscal year 2003. Domestic sales increased 4%, including an increase of 8.6% from the commercial product line. Domestic industrial sales were lower by 6.6% and domestic chemical sales declined by 4.9% from the comparable prior year period.  International sales for the first six months of fiscal year 2004 increased by 22.4% compared to the first six months of fiscal year 2003. International sales of commercial and industrial product lines for the first six months of 2004 increased 28.6% and 22.7%, respectively compared to the first six months of 2003.  Excluding foreign currency exchange effects, total international sales increased 17.6%.

Gross profit as a percent of sales increased 1.1% for the first six months of 2004 from the comparable prior year period due to a favorable product mix from industrial customers and a one time price adjustment from one of the Company’s suppliers.

Net income for the first six months of 2004 was $1,523,000 or $0.42 per common share, an increase of  35.1% from the comparable prior year period. The increase in net income was primarily due to increased revenues, an after-tax reduction in interest expense of $121,000 related to the change in fair market value of the derivative financial instrument compared with the first six months of 2003 which included an after-tax reduction of $38,000 related to the change in fair market value of the derivative financial instrument in interest expense.

Operating Expenses

Selling expenses in the second quarter of 2004 were $3,827,000 an increase of 8.5% from the second quarter of 2003. Higher payroll costs, travel expense and sales promotion expense contributed to the increase in selling expenses quarter over quarter.

General and administrative expenses in the second quarter of 2004 were $1,395,000 an increase of 14.7% compared to the second quarter of 2003. The increase was primarily related to higher costs for payroll, travel, temporary service fees and casualty insurance.

Selling expenses for the first six months of 2004 were $7,523,000 an increase of 7.8% from the comparable period in 2003. Higher payroll, health insurance costs, travel expense, freight costs and sales promotion expense contributed to the increase in selling expenses during the period.

General and administrative expenses in the first six months of 2004 were $2,714,000 an increase of 15.6% from the comparable period in 2003. The increase is primarily due to higher payroll, travel, temporary service fees, legal and professional fees and casualty insurance

Other Income/Expense

Other income in the second quarter of 2004 increased $193,000 from the prior year quarter primarily due to a decrease in interest expense.

Other expense in the first six months of 2004 decreased $206,000 from the prior year period primarily due to a decrease in interest expense.

The Company incurred interest expense, related principally to debt obligations, of $115,000 and $140,000 for the quarter ended June 30, 2004 and 2003 respectively.  Included in the interest expense for the second quarter of 2004 is income of $230,000 related to the change in fair market value of the derivative financial instrument and income of $11,000 related to amortization of cumulative effect of change in accounting for the derivative, resulting in net interest income of $126,000.  In the second quarter of 2003 interest expense included income of $105,000 related to the change in fair market value of the derivative financial instrument and income of $11,000 related to amortization of cumulative effect of change in accounting for the derivative, resulting in net interest expense of $24,000.

Interest expense for the first six months of fiscal year 2004 was $232,000 and $287,000 in the comparable prior year period. Included in interest expense for the first six months of 2004 is income of $179,000 related to the change in fair market value of the derivative financial instrument and income of $22,000 related to amortization of cumulative effect of change in accounting for the derivative, resulting in net interest expense of $31,000. In the first six months of 2003 interest expense included income of $42,000 related to the change in fair market value of the derivative financial instrument and income of $22,000 related to amortization of cumulative effect of change in accounting for the derivative, resulting in net interest expense of $223,000.

Income Taxes

The effective income tax rate was approximately 41% for the second quarter of 2004 and 2003.

The effective income tax rate was approximately 40% for the first six months of 2004 and 2003.

Liquidity, Capital Resources and Financial Condition

The Company had working capital of $35.5 million at June 30, 2004 and $35.6 million at December 31, 2003. This represented a current ratio of 4.5 at June 30, 2004 and 5.7 at December 31, 2003.

Cash, cash equivalents and short-term investments represented 7.6% and 18.6% of this working capital at June 30, 2004 and December 31, 2003, respectively.  The decrease in the first six months of 2004 from December 31, 2003, was due primarily to purchases of inventory and an increase in accounts receivable.

At June 30, 2004, and December 31, 2003 the Company had shareholders’ equity of $41.8 million and $41.0 million, respectively, which when compared to total liabilities represented an equity to liability ratio of 2.5 and 2.8, respectively.

During the first six months of 2004 and 2003, the Company used $1.7 million and $2.5 million, respectively in cash flows from operating activities, which represents the Company’s principal source of cash. During the first six months of 2004, cash used in operating activities resulted from the changes in operating working capital, primarily an increase in inventory levels and an increase in accounts receivable which is due to increased revenue.

Cash provided by investing activities was $3,755,000 in the first six months of fiscal year 2004, an increase of $437,000 from the comparable period in 2003. The increase is due to the increase in maturities of short-term investments in the first six months of 2004 compared to the first six months of 2003, partially offset by a $63,000 increase in capital expenditures.

Cash used in financing activities was $1.9 million and $1.4 million in the first six months of 2004 and 2003, respectively.  Financing activities consisted of dividend payments, payments of current maturities of long-term debt and $490,000 for costs related to the merger with Hako-Werke International.

The Company has sufficient capital resources to meet business and liquidity needs as they arise.  The Company has an unsecured credit facility with LaSalle Bank National Association.  Under the terms of this facility the Company may borrow up to $5 million under a revolving loan facility and has borrowed $14,000,000 under a term loan facility.  At June 30, 2004 there were no borrowings outstanding under the revolving line of credit and $6,750,000 in principal outstanding under the term loan facility.  There are no requirements for compensating balances involved in this arrangement.  The revolving facility expires May 31, 2005.  The term loan is repayable in semi-annual installments of $750,000, with the final remaining balance being due on June 30, 2011.

On July 8, 2004, the Company and the lender entered into an amendment to the credit facility pursuant to which, among other things, the lender committed, subject to the satisfaction of certain conditions, including the closing of the merger of a wholly owned subsidiary of Hako-Werke International with and into the Company becoming effective, (i) to make a supplemental term loan to the Company in the amount of the difference between $17,500,000 and the then outstanding principal balance of the term loan to fund the Company’s portion of the merger consideration as described above and (ii) to modify the financial covenants under the facility to, in part, take account of the merger.  The maturity date and installment amounts for the term loan (as increased by the supplemental term loan) pursuant to the amendment remain unchanged, although the amortization schedule will be slightly modified.  If the merger does not become effective, the foregoing provisions would not become effective.

Legal Matters

The Company is subject to various proceedings, lawsuits and other claims related to labor, products and other matters.  Included among these lawsuits are product liability claims seeking compensation for property damage, lost profits or other alleged damages, including in some cases, punitive damages.  The Company intends to vigorously defend the claims asserted against it in the pending litigation.

A determination of the amount of reserves required, if any, for each of these contingencies is made after careful analysis by the Company.  The reserves may change in the future due to new developments in each matter or changes in approach in resolving these claims.  While the Company believes that these contingencies will not have a material adverse effect on the financial condition of the Company, there can be no assurances that the matters will be resolved in a manner that will not adversely affect the Company.

See Part II Item 1 Legal Proceedings for additional information.

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

MINUTEMAN INTERNATIONAL, INC.
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various proceedings, lawsuits and other claims related to labor, products and other matters.  Included among these lawsuits are product liability claims seeking compensation for property damage, lost profits or other alleged damages, including in some cases, punitive damages.  The Company intends to defend vigorously the claims asserted against it in the pending litigation.

Complaints or counterclaims in the following lawsuits are pending against the Company in connection with one of the Company’s floor coating products:  Minuteman International, Inc. vs. AM-PM Cleaning Corp., filed in 2002 in the Waltham District Court, Middlesex County, Massachusetts; Overland Supply, Inc. v. Multi Clean, Inc., filed on July 17, 2002 in the Superior Court, Providence, Rhode Island; Matthews & Sons Floors, Inc. v. Minuteman International, Inc. filed on May 7, 2003 in the Superior Court, New Hanover County, North Carolina; Nyeco, Inc. Floor Technologies, LLC, Learning Foundation of Wilmington, Inc. v. Jeff Cohen, d/b/a Custom Tattoo Co. v. Minuteman International, Inc. et al., filed on May 7, 2003 in the Superior Court, New Hanover County, North Carolina; Bill Tate d/b/a Precision Clear floor Care v. Minuteman International, Inc., filed on July 2, 2003 in the District Court, Garfield County, Oklahoma; and Staples, Inc. v. Overland Supply, Inc., Minuteman International, Inc., Multi Clean, Inc., filed on July 18, 2003 in the Superior Court, Middlesex County, Massachusetts.  In general, the plaintiffs seek damages allegedly caused by or resulting from use of the floor coating product.  The Nyeco case is a putative class action but no determination has been made that it may proceed as a class action.  Discovery is in the early stages.  Answers to interrogatories filed by certain of the plaintiffs in the cases through the second quarter of 2004 allege property and other damages aggregating approximately $10 million (exclusive of punitive damages).

A determination of the amount of reserves required, if any, for each of these contingencies is made after careful analysis by the Company.  The reserves may change in the future due to new developments in each matter or changes in approach in resolving these claims.  While the Company believes that these contingencies will not have a material adverse effect on the financial condition of the Company, there can be no assurances that the matters will be resolved in a manner that will not adversely affect the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit Index:

Exhibit Number	Description
Material Contracts
10.1	Agreement and Plan of Merger, dated as of July 8, 2004, among Minuteman International, Inc., Hako-Werke International GmbH, and MMAN Acquisition Corp.

Certifications
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K:

1.               The Company filed a report on Form 8-K on May 7, 2004 pursuant to Item 12, “Results of Operations and Financial Condition,” announcing earnings for the quarter ended March 31, 2004 and a quarterly dividend.

2.               The Company filed a report on Form 8-K on July 9, 2004 pursuant to Item 5, “Other Events,” announcing that it had entered into an Agreement and Plan of Merger , dated as of July 8, 2004, with Hako-Werke International, the beneficial owner of approximately 68% of the Company’s common stock, and MMAN Acquisition Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf, by the undersigned, thereunto duly authorized.

MINUTEMAN INTERNATIONAL, INC.

/s/ Gregory J. Rau	August 2, 2004
Gregory J. Rau	Date
President, Chief Executive Officer and Director

/s/ Thomas J. Nolan	August 2, 2004

Thomas J. Nolan

Date

Vice President, Chief Financial Officer, Secretary, Treasurer and Director

/s/ James A. Berg	August 2, 2004

James A. Berg

Date

Chief Accounting Officer